Form 10-Q
period 2006-03-31
Phoenix India Acquisition Corp.
filed 2006-05-12
CIK 1336775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ____.

Commission File Number: 000-51854

Phoenix India Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3195916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

645 Madison Avenue, 12th Floor, New York, New York, 10022
(Address of Principal Executive Offices including Zip Code)

(212) 371-1302
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐         Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

There were 8,966,796 shares of the Registrant’s common stock issued and outstanding as of May 10, 2006.

Phoenix India Acquisition Corp. Index to Form 10-Q

Part I.	Financial Information
Item 1. Financial Statements (unaudited)
Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II.	Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS
	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$83,303	$1,234
Proceeds escrowed from private placement	750,000	-
Other assets, deferred offering costs	396,594	310,641
Total assets	$1,229,897	$311,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current and total liabilities:
Accounts payable and accrued expenses	121,270	89,875
Notes payable, stockholders	339,095	200,000
Total current and total liabilities	$460,365	$289,875

Stockholders' Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	$-	$-
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	166	157
Paid-in capital in excess of par	774,834	24,843
Deficit accumulated during the development stage	(5,468)	(3,000)
Total stockholders' equity	769,532	22,000
Total liabilities and stockholders' equity	$1,229,897	$311,875

See accompanying notes to unaudited financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the period
		from July 13, 2005
	Three months ended	(inception)
	March 31, 2006	to March 31, 2006

Formation and operating costs	$2,468	$5,468

Net Loss	$2,468	$5,468

Weighted average shares outstanding (basic and diluted)	1,563,542	1,656,250

Net loss per share (basic and diluted)	0.00	0.00

See accompanying notes to unaudited financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the period from July 13, 2005 (inception) to March 31, 2006
(UNAUDITED)

				Deficit
	Common Stock		Paid-in	Acccumulated
		Par Value	Capital in	During the	Total
		$0.0001	Excess of	Development	Stockholders'
	Shares	Amount	Par	Stage	Equity

Stock issuance on July 14, 2005 @$.016	1,562,500	$157	$24,843	$-	$25,000
Net Loss	-	-	-	(3,000)	(3,000)
Balances, at December 31, 2005	1,562,500	157	24,843	(3,000)	22,000

Private Placement on March 31, 2006 @$8.00	93,750	9	749,991	-	$750,000
Net loss	-	-	-	(2,468)	(2,468)
Balances, at March 31, 2006	1,656,250	$166	$774,834	$(5,468)	$769,532

See accompanying notes to unaudited financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOW
(UNAUDITED)

		For period
		from July 13,
	Three months	2005
	ended	(inception) to
	March 31,	March 31,
	2006	2006

Cash flows from operating activities
Net loss	$(2,468)	$(5,468)

Adjustment to reconcile net loss to net cash
provided by operating activities:
Increase in prepaid expenses	-	-
(Decrease) increase in accounts payable and accrued expenses	2,468	5,468
Net cash used in operating activities	-	-

Cash flows from investing activities:
Proceeds held in escrowed from private placement	(750,000)	-
Net cash used in investing activities	(750,000)	-

Cash flows from financing activities:
Proceeds from notes payable, stockholders	139,095	339,095
Proceeds from sale of common stock	750,000	25,000
Payment of offering costs	(57,026)	(280,792)
Net cash provided from financing activities	832,069	83,303

Net increase in cash	82,069	83,303
Cash, beginning of period	1,234	-
Cash, end of period	$83,303	$83,303

Supplemental non-cash financing transactions
Accrued deferred offering costs	$28,926	$115,802

See accompanying notes to unaudited financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2006

1.	Basis of Presentation

The financial statements for the three months ended March 31, 2006 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of Phoenix India Acquisition Corp. (the “Company”) as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and period from July 13, 2005 (inception) to March 31, 2006 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated in Delaware on July 13, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified business with primary operations in India.

Primarily all activity through March 31, 2006 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company’s initial public offering (the "Offering") was declared effective March 31, 2006. The Company consummated the Offering on April 5, 2006 including the 923,437 units subject to the underwriters’ over-allotment option and the private placement sold immediately prior to the Offering to the existing officers and directors through an entity they own and received net proceeds of approximately $54,600,251 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company operating in India (a “target business”).

In evaluating a prospective target business, the Company will consider, among other factors, the financial condition and results of operation; growth potential; experience and skill of management; availability of additional personnel; capital requirements; competitive position; barriers to entry into other industries; stage of development of the products, processes or services; degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of the products, processes or services; regulatory environment of the industry; and costs associated with effecting the business combination. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by the Company in effecting a business combination consistent with its business objective.

There are no assurances the Company will be able to successfully effect a business combination. An amount of $54,913,370 or 97.0% of the gross proceeds of the Offering and the private placement ($7.76 per unit) is being held in an interest-bearing trust account at JP Morgan Chase NY Bank maintained by American Stock Transfer & Trust Company (“Trust Fund”) and invested in United States Treasury Bills with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated with the Investment Company Act of 1940, until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, and the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

The Company’s first business combination must be with a business or businesses with a fair market value of at least 80% of the Company’s net asset value at the time of acquisition. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the business combination or request their conversion right as described below, the business combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,887,109 (including 93,750 shares purchased in the private placement and 230,859 shares purchased by exercising their option in full) founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed, without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund), or $10,977,182 after proceeds from the underwriter over-allotment, has been classified as common stock subject to possible conversion and 19.99% of the related interest earned on cash held in the Trust Fund has been recorded as deferred revenue until the business combination is consummated.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within eighteen (18) months from the date of the consummation of the Offering, or twenty-four (24) months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

Net Loss Per Common Share

Net loss per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Derivative Financial Instrument

As described in Note 5, the Company has granted a Purchase Option to a representative of its underwriters. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock, the sale of the Purchase Option was reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operations, except for the $100 in proceeds from sale. Subsequent changes in fair value will not be recognized as long as the Purchase Option continues to be classified as an equity instrument.

The Company has determined, based on the Black-Scholes option pricing formula, the fair value of the Purchase Option at date of issuance, was $6.04 per share or approximately $2,602,859 total, using a risk-free interest rate of 5.0%, expected life of five years and estimated volatility of 100.0%.

The volatility estimate of 100.0% is based on information currently available to management. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and the Company liquidates, the Company believes the option will become worthless.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The effective tax rate differs from the statutory rate of 34% due to primarily all interest income being generated from tax-exempt securities.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.	Initial Public Offering

On April 5, 2006, the Company sold 7,079,687 units -- including 923,437 units subject to the underwriters’ over-allotment option -- ("Units") in the Offering. On March 31, 2006, an additional 93,750 Units were sold in a private placement to the existing officers and directors, through an entity they own. Each Unit consists of one share of the Company’s common stock, $.0001 par value and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or one (1) year from the effective date of the Offering and expiring five (5) years from the effective date of the Offering. The Warrants will be redeemable by the Company at a price of $.01 per Warrant, upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sales price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading-day period ending on the third day prior to the date on which notice of redemption is given. The warrants will begin trading separately from the Company’s common stock within the first twenty (20) trading days following the earlier to occur of the expiration of the underwriters’ over-allotment option or its exercise in full, unless the Underwriter determines an earlier date is acceptable, provided we have filed with the Securities and Exchange Commission a Current Report on Form 8-K, which includes an audited balance sheet reflecting the Company’s receipt of the proceeds of the Offering, including any proceeds the Company receives from the exercise of the over-allotment option, if such option is exercised prior to the filing of the Form 8-K. In connection with the Offering, the Company paid the underwriter a discount of 7% of the gross proceeds of the Offering.

4.	Notes Payable, Stockholders

The Company issued unsecured promissory notes to all of the Company’s Initial Stockholders, amounting to $339,095, who are also officers. The notes are interest bearing and will be paid from the interest income from the Trust Fund immediately upon fully funding the $1,250,000 working capital budget.

5.	Unit Option

In connection with the Offering, the Company issued to the representative of the underwriters for $100, an option to purchase up to a total of 430,037 units, exercisable at $8.80 per unit (“Purchase Option”). In lieu of payment of the exercise price in cash, the holder of the Purchase Option has the right (but not the obligation) to convert any exercisable portion of the Purchase Option into units using a cashless exercise based on the difference between the current market value of the units and its exercise price. The Warrants issued in conjunction with these units are identical to those sold in the Offering, except that they have an exercise price of $5.50 (110% of the exercise price of the Warrants included in the Units sold in the Offering). This option commences on the later of the consummation of a business combination and one (1) year from the date of the prospectus and expiring five (5) years from the date of the prospectus. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following April 5, 2006. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The purchase option grants to holders demand and “piggy back” rights for periods of five (5) and seven (7) years, respectively, from April 5, 2006 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

6.	Related Party Transaction

The Company presently occupies office space in a location provided by one affiliate of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a business combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate of $5,000 per month for such services commencing on the effective date of the Offering. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees.

The Initial Stockholders, who are holders of 1,887,109 (including 93,750 shares purchased in the private placement and 230,859 shares purchased by exercising their option in full) issued and outstanding shares of common stock, are entitled to registration rights pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of these shares are entitled to request the Company, on up to two (2) occasions, to register these shares. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

7.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

8.	Common Stock

On January 11, 2006, the Company’s Board of Directors authorized a one-for-two reverse split of its common shares. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Overview

We were organized as a Delaware corporation on July 13, 2005, to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business in India. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations for the Quarter Ending March 31, 2006

During the quarter ended March 31, 2006, we had not yet completed our initial public offering and only incurred additional formation and operating costs, of which approximately $57,000 were paid in cash and approximately $28,000 represented an increase in our accounts payable and accrued expenses.

Liquidity and Capital Resources

On April 5, 2006, we consummated our initial public offering of 7,079,687 units (including 923,437 units subject to the underwriters’ over-allotment option) and, on March 31, 2006, we completed a private placement of 93,750 units sold to the existing officers and directors through an entity they own. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters’ over-allotment option, and the private placement, after deducting certain offering expenses of approximately $722,713 (including the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $1,699,124, were approximately $55,350,251. Of this amount, $54,913,370 is being held in trust and the remaining $436,880 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund plus an incremental $1,250,000 to be funded from interest income earned on the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 5, 2008, assuming that a business combination is not consummated during that time. From April 5, 2006 through April 5, 2008, we anticipate approximately $50,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $120,000 for the administrative fees payable to Phoenix Capital Partners LLC (a total of $5,000 per month for two years), $50,000 for expenses for the due diligence and investigation of target businesses, $70,000 of expenses for legal and accounting fees relating to our SEC reporting obligations and $190,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on April 5, 2005 and ending upon the acquisition of a target business, we incur a fee of $5,000 per month for office space and certain other additional general and administrative services from Phoenix Capital Partners LLC, an affiliate of which Ramesh Akella (our President, Chief Strategy Officer and Director) is the managing member.

We have granted a purchase option to the representative of the underwriter at the closing of the Offering on April 5, 2006 to acquire 430,937 units at $8.80 per unit for $100. The fair value of the purchase option was estimated at $6.04 per share or approximately $2,602,859 in the aggregate. The purchase option was accounted for as an equity instrument in permanent equity. Accordingly, there was no impact on our financial position or results of operations, except for recording the $100 proceeds from the sale.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to these money market funds and treasury bills, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our president and chief strategy officer (our principal executive officer, principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our president and chief strategy officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no significant change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings pending against us.

Item 1A. Risk Factors.

Risks associated with our business

We are a development stage company with no operating history and, accordingly, our stockholders will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets (which will include the full amount in the trust account, including $2,265,500) held for the benefit of Rodman & Renshaw, LLC and any interest earned thereon (net of taxes payable)), the per-share liquidation price will be less than approximately $7.77 per share, plus interest, if any (net of taxes payable and up to $1,250,000 of interest earned on the trust account that may be released to us to fund our working capital and repay management loans) because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

Our stockholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the initial public offering are intended to be used to complete a business combination with one or more target businesses that have not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 upon the successful consummation of the initial public offering and filed a Current Report on Form 8-K with the Securities and Exchange Commission upon consummation of the initial public offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419. Accordingly, investors were not be afforded the benefits or protections of those rules. Because we believe we are not subject to Rule 419, our units will be immediately tradable, and we have a longer period of time to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than $7.77 per share and the per share redemption price for redeeming stockholders could be less than $7.65.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have vendors, prospective target businesses or other entities we hire or do business with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that has refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or, in cases where management is unable to find a provider of required services, willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.77, plus interest (net of taxes payable and up to $1,250,000 of interest earned on the trust account that may be released to us to fund our working capital and repay management loans), due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, our officers and directors, severally, in accordance with their respective beneficial ownership interests in us, will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors (which does not include, for example, third party creditors) for services rendered or contracted for or products sold to us, but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the trust account. However, we cannot assure our stockholders that they will be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with such prospective target businesses, or for claims from any entity other than vendors. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.77, plus interest (net of taxes payable and up to $1,250,000 of interest earned on the trust account that may be released to us to fund our working capital and repay management loans), due to claims of such creditors. In addition, such third party claims could result in the per share redemption price received by stockholders who vote against a business combination and elect to redeem their shares for cash being less than approximately $7.65 per-share, plus interest (net of taxes payable and interest previously released to us).

Since we have not currently selected any target business with which to complete a business combination, investors are unable to currently ascertain the merits or risks of the target business’ operations.

Since we have not yet identified a prospective target business, investors have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all of the significant risk factors.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

As of the date of this report, we have approximately $600,000 available to us outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to the interest earned on the trust account (net of taxes payable), up to a maximum of $1,250,000, for such purpose and to repay working capital loans from management, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others, or be forced to liquidate.

Because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information, approximately 40 similarly structured blank check companies have completed initial public offerings, and numerous others have filed registration statements for initial public offerings. Of these companies, only four companies have consummated a business combination, while seven other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. Moreover, we know of at least two companies which have filed a registration statement and seek to consummate a business combination in India. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only a few of such companies have completed a business combination or entered into a definitive agreement for a business combination, may be an indication that there are only a limited number of attractive target businesses available to such entities, or that many privately held or publicly held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure our stockholders that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure our stockholders that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We may issue shares of our capital stock or convertible debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 89,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of blank check preferred stock, par value $.0001 per share. As of April 5, 2006, there were 72,513,126 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of blank check preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or blank check preferred stock, or a combination of common and blank check preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our blank check preferred stock:

•	May significantly reduce the equity interest of current stockholders;

•
Will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors;

•
May reduce or limit the voting power or other rights of holders of our common stock if we issue preferred stock with dividend, liquidation, compensation or other rights superior to the common stock; and

•	May reduce the prevailing market prices for our common stock warrants and units.

Similarly, if we issue debt securities, it could result in:

•	Default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•
Acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	Our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	Our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our ability to successfully effect a business combination and to be successful afterward will be totally dependent upon the efforts of our management, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also possible that one or more of our current officers and directors will resign upon the consummation of a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of the four members of our management team. The future role of our management following a business combination, however, cannot presently be fully ascertained. Although we expect our officers and directors to remain associated with us following a business combination, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. If we were to acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target business were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company, unless it had been negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain, if it is believed to be in the best interests of the combined company post-business combination. The terms of any employment or consulting arrangements of our current management with the combined company post-business combination will be determined at the time management negotiates the terms of the business combination with a target business. Since our current management will be negotiating the terms of the business combination as well as the terms of their employment or consulting arrangements, our current management may have a conflict of interest in negotiating terms favorable to the company in the acquisition agreement and at the same time negotiating terms in their employment or consulting arrangements that are favorable to them. Although management intends to fully exercise its fiduciary duty to negotiate terms in the acquisition agreement that will be in the best interests of the combined-company and its public stockholders, members of management may be negotiating terms in their employment or consulting agreements that are favorable to them. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure our stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may result in our operations becoming less efficient.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. While it is our officers’ intention to devote substantial business time to identifying potential target businesses and consummating a business combination, their other business affairs could require them to devote more substantial amounts of time to such affairs, thereby limiting their ability to devote time to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Although none of our officers, directors or affiliates have previously been associated with any “blank check” companies, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Further, certain of our officers and directors are currently involved in merchant banking/private equity businesses. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and, therefore, they may have a conflict of interest in determining whether or not a particular target business is appropriate for a business combination.

All of our officers and directors and their respective affiliates own shares of our common stock that were issued in connection with our formation (including shares underlying their anti-dilution options) as to which they have waived their right to receive distributions upon our liquidation or failure to complete a business combination. Additionally, our executive officers and directors have purchased, through an entity they own, an aggregate of 93,750 units in a private placement that occurred immediately prior to our initial public offering and have waived their liquidation rights with respect to the shares included in such units. The shares and warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

Our officers and directors own shares that are subject to early release from escrow if a business combination involves a change of control, and, therefore, they may have a conflict of interest in determining how to structure a business combination.

The shares of common stock owned by our existing stockholders prior to our initial public offering have been placed into an escrow account and will only be released one year after we complete a business combination unless the business combination results in a change of control. In such event, the shares will be released from escrow immediately upon the completion of the transaction. Consequently, our officers and directors may have a conflict of interest in determining how to structure, in terms of cash and/or equity, a business combination. A change of control for this purpose means a consolidation or merger where our stockholders, immediately prior to such transaction, hold less than 50% of the voting stock of the surviving entity.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available funds outside the trust account, unless the business combination is consummated and, therefore, they may have a conflict of interest in determining whether or not a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available funds held outside the trust account and the portion of the interest earned on the trust account released to us (which, because interest rates are unknown, may be insufficient to fund all of our working capital requirements) unless the business combination is consummated. The personal and financial interests of our officers and directors could influence their motivation in selecting a target business and, thus, there may be a conflict of interest when determining whether or not a particular business combination is in the stockholders’ best interest.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we have insufficient funds, either because of the size of the business combination or the depletion of the available net proceeds (including interest earned on the trust account released to us) in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure our stockholders that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not held in the trust account to make a deposit, down payment or fund a “no-shop, standstill” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could limit the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Risks associated with the outsourcing industry in India

There is intense competition in the market for outsourcing services.

Certain factors may affect the competitive landscape in the outsourcing industry, including divestitures and acquisitions that result in consolidation within the industry. These changes may result in larger competitors with significantly more resources. In addition, some competitors may add or announce plans to add cost-competitive offshore capabilities to their outsourcing service offerings. These competitors may be able to offer their services using the offshore and onsite model more efficiently than the acquired business. A number of these competitors may also have significantly more experience with international operations and significantly greater financial, technical and marketing resources, generate greater revenues, have more extensive existing client relationships and technology partners and have greater brand recognition than the acquired business. Consequently, following a business combination, we may be unable to compete successfully against these competitors.

An acquired businesses’ revenues could be significantly affected if the laws of the government in which it operates, restrict companies from outsourcing work to foreign companies.

In the United States, despite some economic recovery, unemployment levels have not declined significantly from the pre-economic recovery levels. There has been concern among the legislators about the impact of outsourcing on unemployment levels in the United States. For example, legislation has been proposed to prohibit federal and state governments from outsourcing IT and IT enabled services to foreign companies. Legislators have also proposed to introduce economic deterrents for U.S. companies outsourcing work to foreign companies. If such proposed laws come into effect, we could be prevented from performing certain outsourcing services.

Wage pressures in India may prevent an acquired company from sustaining a competitive advantage and may reduce its profit margins.

Wage costs in India have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, which we expect will be one of the competitive strengths of a company we acquire. However, if, following a business combination, wages for skilled professionals increase in India, we may not be able to sustain this competitive advantage, which could negatively affect profit margins. In addition, we may need to increase the levels of an acquired company’s employee compensation to remain competitive with other employers, or seek to recruit in other low labor cost areas to keep its wage costs low. Compensation increases may result in decreased profitability.

Exchange controls in India may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to India’s rules and regulations on currency conversion. In India, the Foreign Exchange Management Act, or FEMA, regulates the conversion of the Indian rupee into foreign currencies. Following a business combination, we will likely be a FEMA company as a result of our ownership structure. Such companies are permitted to operate in India without any special restrictions, effectively placing them on par with wholly Indian owned companies. However, we cannot assure our stockholders that the Indian authorities will eliminate or continue to relax foreign currency restrictions. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of India.

Returns on investment in Indian companies may be decreased by withholding and other taxes.

Following a business combination, investments we may make in India could incur tax risk unique to investment in India and in developing economies in general. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of Indian income tax. Under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as from sources outside India in other contexts. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Following a business combination, any withholding taxes paid by us on income from our investments in India may or may not be creditable on our income tax returns.

Following a business combination, we intend to avail ourselves of income tax treaties with India to seek to minimize any Indian withholding tax or local tax otherwise imposed. However, there is no assurance that the Indian tax authorities will recognize application of such treaties to achieve a minimization of Indian tax.

India has different corporate disclosure, governance and regulatory requirements than those in the United States which may make it more difficult or complex to consummate a business combination.

Companies in India are subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of an Indian company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP. Moreover, companies in India are subject to a different regulatory scheme than United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information. Accordingly, appropriate adjustments to the financial statements of an Indian company may be required in order to appropriately determine the underlying valuation of the Indian company.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for Indian corporations may differ from those that may apply in the United States, which may make the consummation of a business combination with an Indian company more difficult than a business combination with a company based in the United States.

Foreign currency fluctuations could cause a business combination to be more expensive.

Because our business objective is to acquire one or more operating businesses with primary operations in India, changes in the U.S. dollar-Indian rupee exchange rate may affect our ability to achieve such objective. The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the Indian rupee, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and Indian rupees, which may make it more difficult to consummate a business combination.

Certain sectors of the Indian economy are subject to government regulations that limit foreign ownership, which limits our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

The Indian government prohibits investments in certain sectors and limits the ownership in certain other sectors. We intend to avoid sectors in which foreign investment is disallowed. This could limit the possible number of acquisitions that are available for investment. The Indian government also regulates investments in certain other sectors (e.g., banking) by increasing the amount of ownership over time. The management team will evaluate the risk associated with investments in sectors in which ownership is restricted. However, there can be no guarantee that management will be correct in its assessment of political and policy risk associated with investments in general and in particular in sectors that are regulated by the Indian government. Any changes in policy could limit our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

If the relevant Indian authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Indian laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	Levying fines;

•	Revoking our business and other licenses; and

•	Requiring that we restructure our ownership or operations.

The requirement that Indian companies provide accounting statements that are in compliance with United States Generally Accepted Accounting Principles (GAAP) may limit the potential number of acquisition targets.

To meet the requirements of the United States Federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, GAAP and audited in accordance with U.S. Generally Accepted Auditing Standards (GAAS). GAAP and GAAS compliance may limit the potential number of acquisition targets.

If political relations between the U.S. and India weaken, it could make a target business’ operations less attractive.

The relationship between the United States and India may deteriorate over time. Changes in political conditions in India and changes in the state of Indian-United States relations are difficult to predict and could result in restrictions on our future operations or cause potential target businesses to become less attractive. This could lead to a decline in our profitability following a business combination.

Because the Indian judiciary will determine the scope and enforcement under Indian law of almost all of our target business’ material agreements, we may be unable to enforce our rights inside and outside of India following a business combination.

Indian law will govern almost all of our target business’ material agreements, some of which may be with Indian governmental agencies. Therefore a target business or businesses may not be able to enforce their material agreements and certain remedies may not be available outside of India.

The laws of India may not protect intellectual property rights to the same extent as those of the United States, and we may be unsuccessful in protecting intellectual property rights following a business combination and may also be subject to third party claims of intellectual property infringement.

The one or more businesses we acquire will likely rely on a combination of patent, copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect its intellectual property. However, the laws of India may not protect proprietary rights to the same extent as laws in the United States. Therefore, efforts to protect such intellectual property may not be adequate. Furthermore, competitors may independently develop similar technology or duplicate its products or services. Unauthorized parties may infringe upon or misappropriate its products, services or proprietary information.

Following a business combination, we may be liable to our clients for damages caused by disclosure of confidential information or system failures.

Following a business combination, we may have access to, or will be required to collect and store, confidential client and customer data in connection with our outsourcing services. Following a business combination, many of our client agreements may not limit our potential liability for breaches of confidentiality. If any person, including any of our employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liability from our clients or from our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Following a business combination, unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation and cause us to lose clients.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2006, we consummated our initial public offering of 6,156,250 units and, on March 31, 2006, we sold 93,750 units in a private placement to our existing officers and directors, through an entity they own. On April 5, 2006, we consummated the closing of 923,437 additional units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $57,387,496. Rodman & Renshaw, LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-128008). The Securities and Exchange Commission declared the registration statement effective on April 5, 2006.

We incurred a total of $3,964,625 in underwriting discounts and commissions. Rodman & Renshaw, LLC, the representative of the underwriters in the Offering deposited 4.0% of the gross proceeds attributable to the underwriters’ discount ($0.32 per unit or $2,265,499) into the trust fund that will be paid to the underwriters only upon the consummation of a business combination (and then only with respect to the units as to which the components shares have not been redeemed). We paid a total of $1,699,125 in underwriting discounts and commissions and approximately $722,713 has been paid for costs and expenses related to the Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $55,350,251 (including the private placement), of which $54,913,370 (or $7.76 per unit sold in the offering) was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For additional information on our use of proceeds from our public offering, please see Item 2 of Part I in this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(b)	Exhibits

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INDIA ACQUISITION CORP.

Date: May 12, 2006	By:	/s/ Ramesh Akella
Ramesh Akella
President, Chief Strategy Officer and Director (Principal Executive Officer and Principal Financial Officer)