Form 10-Q
period 2006-06-30
Phoenix India Acquisition Corp.
filed 2006-08-11
CIK 1336775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ____.

Commission File Number: 000-51854

Phoenix India Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3195916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 6th Floor, New York, New York, 10022
(Address of Principal Executive Offices including Zip Code)

(212) 734-4600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐ð

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐      Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

There were 8,966,796 shares of the Registrant’s common stock issued and outstanding as of August 10, 2006.

Phoenix India Acquisition Corp. Index to Form 10-Q

Part I.	Financial Information
Item 1. Financial Statements (unaudited)
Balance Sheets
Statements of Income
Statement of Stockholders’ Equity
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
Item 6. Exhibits
SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)
Current assets:
Cash	$753,762	$1,234
Proceeds escrowed from private placement	-	-
Cash held in trust account	54,913,371
Accrued interest receivable	279,000	-
Prepaid expenses	46,500
Other assets, deferred offering costs	-	310,641
Total assets	$55,992,633	$311,875

Liabilities and Stockholders' Equity
Current and total liabilities:
Accounts payable and accrued expenses	$133,917	89,875
Income taxes payable	106,400	-
Notes payable, stockholders	500,000	200,000
Deferred underwriting fees	2,265,500	-
Total current and total liabilities	3,005,817	289,875

Common stock subject to redemption, 1,415,2219 shares at redemption value of $7.65	10,826,505	-

Stockholders' Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	897	157
Paid-in capital in excess of par	41,903,917	24,843
Earnings accumulated during the development stage	255,497	(3,000)
Total stockholders' equity	42,160,311	22,000
Total liabilities and stockholders' equity	$55,992,633	$311,875

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF INCOME
(UNAUDITED)

			For the period
			from July 13, 2005
	Three months ended	Six months ended	(inception)
	June 30, 2006	June 30, 2006	to June 30, 2006

Revenues:
Interest income	$641,025	$641,025	$641,025

Expenses:
General and administrative expenses	228,161	230,629	233,629

Total expenses	228,161	230,629	233,629

Income before provision for income taxes	412,864	410,396	407,396
Provision for income taxes	(151,899)	(151,899)	(151,899)

Net Income	$260,965	$258,497	$255,497

Weighted average shares outstanding:
Basic	8,645,453	5,124,061	3,399,088
Diluted	11,418,855	7,897,463	6,172,490
Net income (loss) per share, basic	$0.03	$0.05	$0.08
Net income (loss) per share, diluted	$0.02	$0.03	$0.04

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the period from July 13, 2005 (inception) to June 30, 2006
(UNAUDITED)

				Earnings
	Common Stock		Paid-in	Acccumulated
		Par Value	Capital in	During the	Total
		$0.0001	Excess of	Development	Stockholders'
	Shares	Amount	Par	Stage	Equity

Stock issuance	1,562,500	$157	$24,843	$-	$25,000
Net loss				(3,000)	(3,000)
Balance, at December 31, 2005	1,562,500	157	24,843	(3,000)	22,000

Stock issuance on April 5, 2006 @$8.00	6,156,250	616	49,249,384	-	49,250,000
Stock issuance on April 5, 2006 @$8.00	923,437	92	7,387,404	-	7,387,496
Stock issuance on March 30, 2006 @$8.00	93,750	9	749,991	-	750,000
Proceeds from exercise of options on April 5, 2006	230,859	23	3,671	-	3,694
Expenses of offerings	-	-	(4,684,871)	-	(4,684,871)

Less: Proceeds subject to possible redemption of 1,415,229 shares, 19.99% of public shares are subject to redemption $7.65 per share	-	-	(10,826,505)	-	(10,826,505)
Net income	-	-	-	258,497	258,497
Balance, at June 30, 2006	8,966,796	$897	$41,903,917	$255,497	$42,160,311

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOW
(UNAUDITED)

		For period
		from July 13,
	Six months	2005
	ended	(inception) to
	June 30,	June 30,
	2006	2006

Cash flows from operating activities
Net income	$258,497	$255,497

Adjustment to reconcile net loss to net cash
provided by operating activities:
Increase in accrued interest receivable	(279,000)	(279,000)
Increase in prepaid expenses	(46,500)	(46,500)
(Decrease) increase in accounts payable and accrued expenses	92,118	92,118
Income taxes payable	106,400	106,400
Net cash used in operating activities	131,515	128,515

Cash flows from investing activities:
Payment to trust account	(54,913,371)	(54,913,371)
Net cash used in investing activities	(54,913,371)	(54,913,371)

Cash flows from financing activities:
Gross proceeds from public offering	56,637,496	56,637,496
Gross proceeds from private offering	750,000	750,000
Proceeds from notes payable, stockholders	300,000	500,000
Proceeds from sale of common stock	-	25,000
Proceeds from exercise of management options	3,697	3,697
Payment of offering costs	(2,156,809)	(2,377,575)
Net cash provided from financing activities	55,534,384	55,538,618

Net increase in cash	752,528	753,762
Cash, beginning of period	1,234	-
Cash, end of period	$753,762	$753,762

Supplemental non-cash financing transactions
Accrual of costs of public offering	$2,419,371	$2,419,371
Accrued deferred offering costs	(86,975)	86,975

See accompanying notes to financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2006

1.	Basis of Presentation

The financial statements for the three and six months ended June 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of Phoenix India Acquisition Corp. (the “Company”) as of June 30, 2006 and the results of its operations and its cash flows for the three and six months ended June 30, 2006 and period from July 13, 2005 (inception) to June 30, 2006 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated in Delaware on July 13, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified business with primary operations in India.

Primarily all activity from April 5, 2006, the consummation date of the Company’s initial public offering (“Offering”) described below, through June 30, 2006 relates to the Company’s efforts in identifying an acquisition target in India. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company’s initial public offering ("Offering") was declared effective March 31, 2006. The Company consummated the Offering on April 5, 2006 including the 923,437 units subject to the underwriters’ over-allotment option and the private placement sold to the existing officers and directors through an entity they own and received net proceeds of approximately $54,600,251 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company operating in India (a “target business”).

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

There are no assurances the Company will be able to successfully effect a business combination. An amount of $54,913,371 or 97.0% of the gross proceeds of the Offering and the private placement ($7.76 per unit) is being held in an interest-bearing trust account at JP Morgan Chase NY Bank maintained by American Stock Transfer & Trust Company (“Trust Fund”) and invested in United States Treasury Bills with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated with the Investment Company Act of 1940, until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, and the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

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

With respect to the first business combination, any Public Stockholder who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund), or $10,977,182 after proceeds from the underwriter over-allotment, has been classified as common stock subject to possible conversion and 19.99% of the related interest earned on cash held in the Trust Fund has been recorded as deferred revenue until the business combination is consummated.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within eighteen (18) months from the date of the consummation of the Offering, or twenty-four (24) months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

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

The Company has determined, based on the Black-Scholes option pricing formula, the fair value of the Purchase Option at date of issuance, was $6.04 per share or approximately $2,602,859 in total, using a risk-free interest rate of 5.0%, expected life of five years and estimated volatility of 100.0%.

The volatility estimate of 100.0% is based on information current available to management. Although an expected life of five years was used in the calculation, if the Company does not consummate a business combination within the prescribed time period and the Company liquidates, the Company believes the option will become worthless.

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

3.	Per Share Information

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income. Common share equivalents totaling 860,074 were excluded from the computation of the three, six months ended June 30, 2006 and since inception on June 13, 2005 to June 30, 2006, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

			For the period
			from July 13, 2005
	Three months ended	Six months ended	(inception)
	June 30, 2006	June 30, 2006	to June 30, 2006

Numerator:
Net Income	$255,497	$250,029	$247,029

Denominator:
Weighted-average common shares outstanding	8,645,453	5,124,061	3,399,088
Dilutive effect of warrants	2,773,402	2,773,402	2,773,402
Weighted-average common shares outstanding, assuming dilution	11,418,855	7,897,463	6,172,490

Net Income Per Share:
Basic	$0.03	$0.05	$0.07
Diluted	$0.02	$0.03	$0.04

4.	Initial Public Offering

On April 5, 2006, the Company sold 7,079,687 units -- including 923,437 units subject to the underwriters’ over-allotment option -- ("Units") in the Offering. On March 31, 2006, an additional 93,750 Units were sold in a private placement to the existing officers and directors, through an entity they own. Each Unit consists of one share of the Company’s common stock, $.0001 par value and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or one (1) year from the effective date of the Offering and expiring five (5) years from the effective date of the Offering. The Warrants will be redeemable by the Company at a price of $.01 per Warrant, upon thirty (30) days notice after the Warrants become exercisable, only in the event that the last sales price of the common stock is at least $11.50 per share for any twenty (20) trading days within a thirty (30) trading-day period ending on the third day prior to date on which notice of redemption is given. The warrants began trading separately from the Company’s common stock on May 19, 2006. In connection with the Offering, the Company paid the underwriter a discount of 7% of the gross proceeds of the Offering.

5.	Notes Payable, Stockholders

The Company issued unsecured promissory notes to all of the Company’s Initial Stockholders, amounting to $500,000, who are also officers. The notes are interest bearing and will be paid from the interest income from the Trust Fund immediately upon fully funding the $1,250,000 working capital budget.

6.	Unit Option

In connection with the Offering, the Company issued to the representative of the underwriters for $100, an option to purchase up to a total of 430,037 units, exercisable at $8.80 per unit (“Purchase Option”). In lieu of payment of the exercise price in cash, the holder of the Purchase Option has the right (but not the obligation) to convert any exercisable portion of the Purchase Option into units using a cashless exercise based on the difference between current market value of the units and its exercise price. The Warrants issued in conjunction with these units are identical to those sold in the Offering, except that they have an exercise price of $5.50 (110% of the exercise price of the Warrants included in the Units sold in the Offering). This option commences on the later of the consummation of a business combination and one (1) year from the date of the prospectus and expiring five (5) years from the date of the prospectus. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following April 5, 2006. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The purchase option grants to holders demand and “piggy back” rights for periods of five (5) and seven (7) years, respectively, from April 5, 2006 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

7.	Related Party Transaction

The Company presently occupies office space in a location, provided by one affiliate of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a business combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliates an aggregate of $5,000 per month for such services commencing on the effective date of the Offering. Upon completion of a business combination or liquidation, the Company will no longer be required to pay these monthly fees.

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

8.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

9.	Common Stock

On January 11, 2006, the Company’s Board of Directors authorized a one-for-two reverse split of its common shares. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

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

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Results of Operations for the Thee and Six Months Ending June 30, 2006

We had a net profit of $255,497 for the three month period ended June 30, 2006, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the shares subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses discussed below. For the six months ended June 30, 2006, we had a net profit of $250,009, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the shares subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses discussed below.

Liquidity and Capital Resources

On April 5, 2006, we consummated our initial public offering of 7,079,687 units (including 923,437 units subject to the underwriters’ over-allotment option) and a private placement of 93,750 units sold to the existing officers and directors through an entity they own. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters’ over-allotment option and the private placement, after deducting certain offering expenses of approximately $722,713, (including the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $1,699,124, were approximately $55,350,251. Of this amount, $54,913,370 is being held in trust and the remaining $436,880 is being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund plus an incremental $1,250,000 to be funded from interest income earned on the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 5, 2008, assuming that a business combination is not consummated during that time. From April 5, 2006 through April 5, 2008, we anticipate approximately $50,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $120,000 for the administrative fees payable to Phoenix Capital Partners LLC (a total of $5,000 per month for two years), $50,000 for expenses for the due diligence and investigation of target businesses, $70,000 of expenses for legal and accounting fees relating to our SEC reporting obligations and $190,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to these money market funds and treasury bills, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our president and chief strategy officer (our principal executive officer, principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our president and chief strategy officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management (including such officers) as appropriate to allow timely decisions regarding required disclosures and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no significant change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

Since the net proceeds of the initial public offering are intended to be used to complete a business combination with one or more target businesses that have not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of the initial public offering and filed a Current Report on Form 8-K with the Securities and Exchange Commission upon consummation of the initial public offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419. Accordingly, investors were not be afforded the benefits or protections of those rules. Because we believe we are not subject to Rule 419, our units will be immediately tradable, and we have a longer period of time to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than $7.77 per share and the per share redemption price for redeeming stockholders could be less than $7.65.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have vendors, prospective target businesses or other entities we hire or do business with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders. Examples of possible instances where we may engage a third party that has refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.77, plus interest (net of taxes payable and up to $1,250,000 of interest earned on the trust account that may be released to us to fund our working capital and repay management loans), due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, our officers and directors, severally, in accordance with their respective beneficial ownership interests in us, will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors (which does not include, for example, third party creditors) for services rendered or contracted for or products sold to us, but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the trust account. However, we cannot assure our stockholders that they will be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses, if a business combination is not consummated with such prospective target businesses, or for claims from any entity other than vendors. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $7.77, plus interest (net of taxes payable and up to $1,250,000 of interest earned on the trust account that may be released to us to fund our working capital and repay management loans), due to claims of such creditors. In addition, such third party claims could result in the per share redemption price received by stockholders who vote against a business combination and elect to redeem their shares for cash being less than approximately $7.65 per-share, plus interest (net of taxes payable and interest previously released to us).

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

As of the date of this report, we have approximately $753,000 available to us outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to the interest earned on the trust account (net of taxes payable), up to a maximum of $1,250,000 (of which we have received approximately $361,000 as of June 30, 2006), for such purpose and to repay working capital loans from management, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information, approximately 40 similarly structured blank check companies have completed initial public offerings, and numerous others have filed registration statements for initial public offerings. Of these companies, only four companies have consummated a business combination, while seven other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. Moreover, we know of at least two companies which have filed a registration statement and seek to consummate a business combination in India. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only a few of such companies have completed a business combination or entered into a definitive agreement for a business combination, may be an indication that there are only a limited number of attractive target businesses available to such entities, or that many privately held or publicly held, target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure our stockholders that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure our stockholders that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

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

The shares of common stock owned by our existing stockholders prior to our initial public offering have been placed into an escrow account and will only be released one year after we complete a business combination unless the business combination results in a change of control. In such event, the shares will be released from escrow immediately upon the completion of the transaction. Consequently, our officers and directors may have a conflict of interest in determining how to structure, in terms of cash and/or equity, a business combination. A change of control for this purpose means a consolidation or merger where our stockholders immediately prior to such transaction hold less than 50% of the voting stock of the surviving entity.

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

If we liquidate, the procedures we must follow under Delaware law are time-consuming and may result in residual liability for our stockholders

If we do not consummate a business combination by the later of August 5, 2007, or April 5, 2008 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but not consummated by August 5, 2007, then, pursuant to Article SIXTH of our certificate of incorporation, and in accordance with Section 281(b) of the Delaware General Corporation Law (the “DGCL”), we will adopt a plan of dissolution, and as soon as reasonably possible after dissolution, make liquidating distributions to our stockholders.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. To mitigate against this possibility, we ask our vendors and potential target businesses to waive any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this, we believe that the claims that could be made against us are limited and the likelihood that any claim would result in any liability extending to the trust account is small. If we wind up our affairs in compliance with either Section 280 or 281(b) of the DGCL following a dissolution, pursuant to Section 282 of the DGCL, the potential liability of our stockholders will be limited to the lesser of the stockholder’s pro-rata share of any claim or the amount distributed to the stockholder. As we do not anticipate seeking dissolution under the complex procedures of Section 280, we expect that, in accordance with Section 281(b), we will seek stockholder approval of a plan of dissolution to provide for our payment, based on facts known to us at such time, of existing and pending claims, and claims that may be potentially brought against us within the subsequent 10 years. We estimate the costs associated with the implementation and completion of such a plan of dissolution and liquidation to be approximately $50,000 to $75,000, which would be funded by any funds not held in our trust account and funds released to us to fund working capital.

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

Following a business combination, investments we may make in India could incur tax risk unique to investment in India and in developing economies in general. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of Indian income tax. Under treaties with India and under local Indian income tax law income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as from sources outside India in other contexts. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Following a business combination, any withholding taxes paid by us on income from our investments in India may or may not be creditable on our income tax returns.

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

The procedures required for us to liquidate under the DGCL, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2006, we consummated our initial public offering of 6,156,250 units and on March 31, 2006 sold 93,750 units in a private placement to our existing officers and directors, through an entity they own. On April 5, 2006, we consummated the closing of 923,437 additional units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $57,387,496. Rodman & Renshaw, LLC acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-128008). The Securities and Exchange Commission declared the registration statement effective on April 5, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(b)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INDIA ACQUISITION CORP.

Date: August 11, 2006	By:	/s/ Ramesh Akella
Ramesh Akella
President, Chief Strategy Officer and Director (Principal Executive Officer and Principal Financial Officer)