Form 10-Q
period 2006-09-30
Phoenix India Acquisition Corp.
filed 2006-11-14
CIK 1336775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ð

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ð          Accelerated Filer ð      Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ð

There were 8,966,796 shares of the Registrant’s common stock issued and outstanding as of November 14, 2006.

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

Item 5. Other Information

Item 6. Exhibits
SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	September 30, 2006	December 31, 2005
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$923,004	$1,234
Cash held in trust account	54,913,371
Accrued interest receivable	279,000	—
Prepaid expenses	31,000
Other assets, deferred offering costs		310,641
Total assets	$56,146,375	$311,875

Liabilities and Stockholders' Equity
Current and total liabilities:
Accounts payable and accrued expenses	$237,200	$89,875
Income taxes payable	84,598	—
Notes payable, stockholders	360,000	200,000
Deferred underwriting fees	2,265,500	—
Total current and total liabilities	2,947,298	289,875

Common stock subject to redemption, 1,415,2219 shares at redemption value of $7.65	10,826,505	—

Stockholders' Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued		—
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	897	157
Paid-in capital in excess of par	41,903,917	24,843
Earnings accumulated during the development stage	467,758	(3,000)
Total stockholders' equity	42,372,572	22,000
Total liabilities and stockholders' equity	$56,146,375	$311,875

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF OPERATIONS
(UNAUDITED)

		For the period		For the Period
		from July 13, 2005		from July 13, 2005
	Three months ended September 30, 2006	(Inception) to September 30, 2005	Nine Months ended September 30, 2006	(Inception) to September 30, 2006

Revenues:
Interest income	$615,528	$—	$1,256,553	$1,256,553

Total revenues	615,528	—	1,256,553	1,256,553

Expenses:
General and administrateive expenses	273,171	—	503,800	506,800

Total expenses	273,171	—	503,800	506,800

Income before provision for income taxes	342,357	—	752,753	749,753
Provision for income taxes	(130,096)	—	(281,995)	(281,995)

Net income	$212,261	$—	$470,758	$467,758

Weighted average shares outstanding:
Basic	8,966,796	1,562,500	6,419,048	4,555,362
Diluted	11,740,198	1,562,500	9,192,450	7,328,764

Net income per share, basic	$0.02	$—	$0.07	$0.10
Net income per share, diluted	$0.02	$—	$0.05	$0.06

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from July 13, 2005 (inception) to September 30, 2006
(UNAUDITED)

	Common Stock		Paid-in	Earnings Acccumulated
		Par Value	Capital in	During the	Total
		$0.0001	Excess of	Development	Stockholders'
	Shares	Amount	Par	Stage	Equity

Stock issuance	1,562,500	$157	$24,843	$—	$25,000
Net loss				(3,000)	(3,000)
Balance, at December 31, 2005	1,562,500	157	24,843	(3,000)	22,000

Stock issuance on April 5, 2006 @$8.00	6,156,250	616	49,249,384	—	49,250,000
Stock issuance on April 5, 2006 @$8.00	923,437	92	7,387,404	—	7,387,496
Stock issuance on March 30, 2006 @$8.00	93,750	9	749,991	—	750,000
Proceeds from exercise of options on April 5, 2006	230,859	23	3,671	—	3,694
Expenses of offerings	—	—	(4,684,871)	—	(4,684,871)

Less: Proceeds subject to possible redemption of 1,415,229 shares, 19.99% of public shares are subject to redemption $7.65 per share	—	—	(10,826,505)	—	(10,826,505)
Net income	—	—	—	470,758	470,758
Balance, at September 30, 2006	8,966,796	$897	$41,903,917	$467,758	$42,372,572

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS
(UNAUDITED)

		For Period		For Period
		from July 13,		from July 13,
	Three Months	2005	Nine Months	2005
	Ended	(Inception) to	Ended	(Inception) to
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2006	2005	2006	2006

Cash flows from operating activities
Net income	$212,261	$—	$470,758	$467,758

Adjustment to reconcile net income to net cash provided by operating activities:
Increase in accrued interest receivable		—	(279,000)	(279,000)
Increase in prepaid expenses	15,500	—	(31,000)	(31,000)
(Decrease) increase in accounts payable and accrued expenses	103,284	—	195,402	195,402
Income taxes payable	(21,803)	—	84,597	84,597
Net cash provided by operating activities	309,242	—	440,757	437,757

Cash flows from investing activities:
Payment to trust account	—	—	(54,913,371)	(54,913,371)
Net cash used in investing activities	—	—	(54,913,371)	(54,913,371)

Cash flows from financing activities:
Gross proceeds from public offering	—	—	56,637,496	56,637,496
Gross proceeds from private offering	—	—	750,000	750,000
Proceeds from notes payable, stockholders	(140,000)	200,000	160,000	360,000
Proceeds from sale of common stock	—	25,000	—	25,000
Proceeds from exercise of management options	—	—	3,697	3,697
Payment of offering costs	—	—	(2,156,809)	(2,377,575)
Payment of deferred offering costs	—	(197,449)	—	—
Net cash (used in) provided by financing activities	(140,000)	27,551	55,394,384	55,398,618

Net increase in cash	169,242	27,551	921,770	923,004
Cash, beginning of period	753,762	—	1,234	—
Cash, end of period	$923,004	$27,551	$923,004	$923,004

Supplemental non-cash financing transactions
Accrual of costs of public offering	$2,419,371	$—	$2,419,371	$2,419,371
Accrued deferred offering costs	(86,975)	—	(86,975)	(86,975)

See accompanying notes to financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2006

1.	Basis of Presentation

The financial statements for the three and nine months ended September 30, 2006 and for the period July 13, 2005 (inception) to September 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of Phoenix India Acquisition Corp. (the “Company”) as of September 30, 2006 and the results of its operations and its cash flows for the three and nine months ended September 30, 2006, the period from July 13, 2005 (inception) to September 30, 2005 and period from July 13, 2005 (inception) to September 30, 2006 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated in Delaware on July 13, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified business with primary operations in India.

Primarily all activity from April 5, 2006, the consummation date of the Company’s initial public offering (“Offering”) described below, through September 30, 2006 relates to the Company’s efforts in identifying an acquisition target in India. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company’s initial public offering ("Offering") was declared effective March 31, 2006. The Company consummated the Offering on April 5, 2006 including the 923,437 units subject to the underwriters’ over-allotment option and the private placement sold to the existing officers and directors through an entity they own and received net proceeds of approximately $54,600,251 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company operating in India (a “target business”).

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

Derivative Financial Instrument

As described in Note 5, the Company has granted a Purchase Option to a representative of its underwriters. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock, the sale of the Purchase Option was reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operations, except for the $100 in proceeds from the sale. Subsequent changes in fair value will not be recognized as long as the Purchase Option continues to be classified as an equity instrument.

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

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income. Common share equivalents totaling 860,074 were excluded from the computation with respect to the three and nine months ended September 30, 2006 and for the period since inception on July 13, 2005 to September 30, 2006, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

			For the period
			from July 13, 2005
	Three months ended	Nine months ended	(inception)
	September 30, 2006	September 30, 2006	September 30, 2006

Numerator:
Net Income	$212,261	$470,758	$467,758

Denominator:
Weighted-average common shares outstanding	8,966,796	6,419,048	4,555,362
Dilutive effect of warrants	2,773,402	2,773,402	2,773,402
Weighted-average common shares outstanding, assuming dilution	11,740,198	9,192,450	7,328,764

Net Income Per Share:
Basic	$0.02	$0.07	$0.10
Diluted	$0.02	$0.05	$0.06

4.	Initial Public Offering

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

The Company issued unsecured promissory notes to all of the Company’s Initial Stockholders, amounting to $500,000, who are also officers. The notes are interest bearing and will be paid from the interest income from the Trust Fund immediately upon fully funding the $1,250,000 working capital budget. During the quarter ended September 30, 2006, notes to the amount of $140,000 were redeemed.

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

Results of Operations for the Three and Nine Months Ending September 30, 2006

We had a net income of $212,261 for the three month period ended September 30, 2006, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the possible share subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses. For the nine months ended September 30, 2006, we had a net income of $470,758, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the possible share subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses.

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

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters’ over-allotment option and the private placement, after deducting certain offering expenses of approximately $722,713, (including the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $1,699,124, were approximately $55,350,251. Of this amount, as of September 30, 2006, $54,913,370 is being held in trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as the remainder of $1,250,000 funded from interest income earned on the trust fund not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 5, 2008, assuming that a business combination is not consummated during that time. From April 5, 2006 through April 5, 2008, we anticipate approximately $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $120,000 for the administrative fees payable to Phoenix Capital Partners LLC (a total of $5,000 per month for two years), $250,000 for expenses for the due diligence and investigation of target businesses, $90,000 of expenses for legal and accounting fees relating to our SEC reporting obligations and $550,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing April 5, 2005 and ending upon the acquisition of a target business, we incur a fee of $5,000 per month for office space and certain other additional general and administrative services from Phoenix Capital Partners LLC, an affiliate of which Ramesh Akella (our President, Chief Strategy Officer and Director) is the managing member.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our president and chief strategy officer (our principal executive officer, principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our president and chief strategy officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management (including such officers) as appropriate to allow timely decisions regarding required disclosures and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no significant change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, we have approximately $923,004 available to us outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to the interest earned on the trust account (net of taxes payable), up to a maximum of $1,250,000 (of which we have received approximately $977,553 as of September 30, 2006), for such purpose and to repay working capital loans from management (of which we repaid approximately $140,000 as of September 30, 2006), if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information, as of October 31, 2006, approximately 71 similarly structured blank check companies have completed initial public offerings, and numerous others have filed registration statements for initial public offerings. Of these companies, only nine companies have consummated a business combination, while 28 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. Moreover, we know of at least two companies which have filed a registration statement and seek to consummate a business combination in India. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only a few of such companies have completed a business combination or entered into a definitive agreement for a business combination, may be an indication that there are only a limited number of attractive target businesses available to such entities, or that many privately held or publicly held, target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure our stockholders that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure our stockholders that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

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

If we liquidate, the procedures we must follow under Delaware law are time-consuming and may result in residual liability for our stockholders

If we do not consummate a business combination by the later of August 5, 2007, or April 5, 2008 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but not consummated by August 5, 2007, then, pursuant to Article SIXTH of our certificate of incorporation, and in accordance with Section 281(b) of the Delaware General Corporation Law, we will adopt a plan of dissolution, and as soon as reasonably possible after dissolution, make liquidating distributions to our stockholders.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. To mitigate against this possibility, we have received executed agreements from our vendors waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this, the claims that could be made against us are significantly limited and the likelihood that any claim would result in any liability extending to the trust account is minimal. If we wind up our affairs in compliance with either Section 280 or 281(b) of the Delaware General Corporation Law following a dissolution, pursuant to Section 282 of the Delaware General Corporation Law, the potential liability of our stockholders will be limited to the lesser of the stockholder’s pro-rata share of any claim or the amount distributed to the stockholder. As we do not anticipate seeking dissolution under the complex procedures of Section 280, we expect that, in accordance with Section 281(b), we will be required to seek stockholder approval of a plan of dissolution to provide for our payment, based on facts known to us at such time, of existing and pending claims, and claims that may be potentially brought against us within the subsequent 10 years. We estimate the costs associated with the implementation and completion of such a plan of dissolution and liquidation, to be approximately $50,000 to $75,000, which would be funded by any funds not held in our trust account and funds released to Stone to fund working capital.

The procedures required for us to liquidate under the DGCL, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

PHOENIX INDIA ACQUISITION CORP.

Date: November 14, 2006	By:	/s/ Ramesh Akella
Ramesh Akella President, Chief Strategy Officer and Director
(Principal Executive Officer and Principal Financial Officer)