Form 10-K
period 2006-12-31
Phoenix India Acquisition Corp.
filed 2007-04-17
CIK 1336775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-32941

Phoenix India Acquisition Corp.

Name of issuer as specified in its charter)

Delaware	20-3195916
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

590 Madison Avenue, 6th Floor,
New York, New York,	10022
(address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 734-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of Class)

Common Stock Purchase Warrants
(Title of Class)

Units consisting of one share of Common Stock and one
Common Stock Purchase Warrant
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer was $52,460,481 based upon the closing price of Issuer's Common Stock, $.0001 par value, as of June 30, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the OTCBB, was $7.25. The number of shares of the registrants’ common stock outstanding as of March 15, 2007 was 8,966,796.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

	TABLE OF CONTENTS

	Part I
1.	Business	3
1A.	Risk Factors	9
1B.	Unresolved Staff Comments	19
2.	Properties	19
3.	Legal Proceedings	19
4.	Submission of Matters to a Vote of Security Holders	19

	Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
6.	Selected Financial Data	23
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
7A.	Quantitative and Qualitative Disclosures About Market Risks	25
8.	Financial Statements and Supplementary Data	25
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	25
9A.	Controls and Procedures	25
9B.	Other Information	26

	Part III

10.	Directors and Executive Officers of the Registrant	26
11.	Executive Compensation	28
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
13.	Certain Relationships and Related Transactions	30
14.	Principal Accountant Fees and Services	32

	Part IV

15.	Exhibits and Financial Statement Schedules	32

Item 1. Business

Introduction

We are a blank check company organized under the laws of Delaware incorporated on July 13, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to focus our efforts on identifying within the information technology, information technology enabled service and information technology enabled products (IT/ITES/ITEP) industries, a prospective target business (or businesses), including those in the knowledge process outsourcing, or KPO, and business process outsourcing, or BPO, sectors operating in India.

Industry Overview

Current global macroeconomic conditions and intense competitive pressures have forced companies to focus on their core activities and outsource critical but non-core activities to companies that specialize in such non-core functions. Outsourcing enables companies to reduce their operating costs, realize benefits of scale and flexible cost structures and achieve significant process improvements.

KPO involves processes that demand advanced information search, analytical, interpretation and technical skills as well as some judgment and decision making. Typical users of KPO services include market research and consulting firms, pharmaceutical and biotechnology companies, investment banks and financial services institutions, industry associations, media, publishing and database firms and corporate planning departments of large companies. Examples of KPO functions are:

•	Intellectual property or patent research;

•	Pharmaceutical and biotechnology research and development (including clinical trials);

•	Generic drug raw material supply, manufacturing and packaging;

•	Paralegal and medical transcription services;

•	Data mining;

•	Database creation; and

•	Analytical services, such as equity research, econometric modeling, competitive intelligence, industry reports and financial modeling.

BPO involves more routine information technology processes, including:

•	Billing, accounting and other financial services;

•	Software research and development and related support functions; and

•	Transaction processing, including customer service operations.

According to the Indian National Association of Software and Service Companies’ (NASSCOM) Strategic Review Report 2005, the total combined Indian information technology services and IT-enabled services export market for the fiscal year ended March 31, 2005 was nearly $18 billion. According to NASSCOM’s Strategic Review Report 2005, the total Indian IT services and IT-enabled services export market is projected to grow to approximately $48 billion by fiscal 2009. The growth in the Indian KPO and BPO market is based on several factors:

•
Established capability for providing highest quality standards. SEI-CMM is the Software Engineering Institute’s Capability Maturity Model, which assesses the quality of organizations’ management system processes and methodologies. According to NASSCOM’s Strategic Review Report 2005, out of the 275 companies which have various quality certifications, 75 are assessed at SEI-CMM Level 5, their highest ranking.

•
Large, highly skilled, relatively low cost English-speaking labor pool. According to NASSCOM Strategic Review Report 2005, the Indian IT industry employed nearly 700,000 software professionals as of March 31, 2005, making it the second largest employer in the IT services industry after the United States. Approximately 250,000 engineering degree and diploma holders enter the workforce annually, with a majority of them entering the IT industry. According to this report, companies could expect total savings of approximately 25% to 50% by using offshore processes primarily because of the differential in wages paid by these companies in comparison to their India-based counterparts. Although wages in India may be rising at a faster pace than wages paid offshore, the labor rate differential is currently anticipated to remain a competitive advantage for Indian companies.

•
Time differential which allows 24-hour a day service. With the time differential between India and its largest market, the United States, Indian companies are able to provide a combination of onsite and offshore services on a 24-hour basis on specific projects.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize the proceeds of our public offering and the private placement, (excluding any funds held for the benefit of Rodman & Renshaw, LLC or redeeming stockholders), our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a target business that may be financially unstable or in its early stages of development or growth. We may also seek to effect a business combination with more than one target business, although this may entail the simultaneous acquisitions of several operating businesses at the same time. Notwithstanding a business combination with of one or more operating businesses, or assets in the energy industry, or a combination thereof, our initial business combination will be with a target business or businesses with a collective fair market value that is at least 80% of the amount in the trust account (excluding any funds held for the benefit of Rodman & Renshaw, LLC or redeeming stockholders) at the time of such acquisition.

Subject to the limitation that a target business or businesses have a fair market value of at least 80% of our net assets (excluding any funds held for the benefit of Rodman & Renshaw, LLC) at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors in our public offering to evaluate the possible merits or risks of the target business (or businesses) with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts, who may present solicited or unsolicited proposals. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers, together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. Except for the administrative fee or the option to purchase a number of units as would maintain the respective ownership percentages of the existing stockholders in the event that the underwriters’ over-allotment option is exercised, in no event will we pay any of our existing officers, directors or stockholders, or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. In addition, none of our officers, directors or existing stockholders will receive any finder’s fees, consulting fees or any similar fees from any person or entity in connection with any business combination involving us, other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of our net assets (excluding any funds held for the benefit of Rodman & Renshaw, LLC) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business in the KPO and BPO sectors in India. We have not conducted any specific research on such industries to date, nor have we conducted any research with respect to identifying the number and characteristics of the potential acquisition candidates or the likelihood or probability of success of any proposed business combination. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•	Financial condition and results of operation;

•	Earnings and growth potential;

•	Experience and skill of management and availability of additional personnel;

•	Key customer relationships and goodwill;

•	Capital requirements;

•	Competitive position;

•	Need for compliance with GAAP, SEC and Sarbanes-Oxley requirements;

•	Domestic and foreign competition;

•	Proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	Regulatory environment of the industry; and

•	Costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder’s or consulting fees to our existing stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Difficulties in acquiring more than one business in a business combination.

Although we will consider acquiring more than one business in a business combination, we may not be able to acquire more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of due diligence and negotiations, proxy statement disclosure, foreign exchange or other clearances and closings with multiple target businesses. In addition, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied, bringing the fair market value of the initial business combination below the required fair market value of 80% of our net assets threshold (excluding any funds held in the trust account for the benefit of Rodman & Renshaw, LLC).

Fair market value of target business (or businesses)

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of our net assets (excluding any funds held in the trust account for the benefit of Rodman & Renshaw, LLC) at the time of such acquisition, including any amount held in the trust fund subject to the redemption rights described below, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets (excluding any funds held in the trust account for the benefit of Rodman & Renshaw, LLC). To this end, we may seek to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate such a business combination although we have not entered into any such arrangement and do not currently anticipate effecting such a financing arrangement. However, if we did enter into such an arrangement, it would only be consummated simultaneously with the consummation of the business combination. The fair market value of such business (or businesses) will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine the fair market value of a target business, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value. However, we have agreed not to consummate a business combination with an entity which is affiliated with any of our existing stockholders unless we obtain a fairness opinion from an independent investment banking firm.

Possible lack of business diversification

While we may seek to effect a business combination with more than one target business, our initial business combination must be with one or more target businesses which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one business combination, although this may entail simultaneous acquisitions of several entities at the same time. We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings, with respect to the acquisition of one or more of the target businesses, would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of net assets threshold. Accordingly, for an indefinite period of time, the prospects for our future viability may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries, or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
Subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	Result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several entities at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their entities is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although we expect all of our management to remain associated with us following a business combination, there can be no assurance that any or all will maintain such association. It is likely that the management of the target business (or businesses) at the time of the business combination will remain in place, and we may employ other personnel following the business combination. Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms in connection with any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business (or businesses).

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business (or businesses). We cannot assure you that we will have the ability to recruit additional managers, or that those additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such that it would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business (or businesses) based on GAAP.

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them prior to the private placement (including shares issuable upon exercise of their options) in accordance with the majority of the shares of common stock voted by the public stockholders. Our officers and directors have agreed to vote any shares they acquired in the private placement, our public offering or the aftermarket in favor of any business combination negotiated by our officers. Accordingly, they will not be entitled to exercise any redemption rights (described below) for public stockholders who vote against the business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the aggregate number of shares sold in our public offering and the private placement exercise their redemption rights.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (exclusive of the proceeds of the private placement) calculated as of two business days prior to the consummation of the proposed business combination (net of taxes payable)), inclusive of any interest and the deferred portion of the underwriters’ discount, net of taxes payable, divided by the number of shares sold in our public offering. Without taking into any account interest earned on the trust account, the initial per-share redemption price would be approximately $7.65 or $0.35 less than the per-unit offering price of $8.00. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise his, her or its redemption rights, such stockholder will not have his, her or its shares of common stock redeemed for its pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the aggregate number of shares sold in our public offering and the private placement exercise their redemption rights. These redemption provisions, which are contained in our certificate of incorporation, cannot be amended without the affirmative vote of 95% of the shares sold in our public offering and the private placement.

Liquidation if no business combination

If we do not complete a business combination within 18 months after the consummation of our public offering, or within 24 months if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account inclusive of any interest (net of taxes payable and up to $1,250,000 of interest earned on the trust account that may be released to us) plus any remaining net assets. These liquidation provisions, which are contained in the investment management trust agreement, cannot be amended without the affirmative vote of 100% of the public stockholders. The provisions are also set forth in our certificate of incorporation, an amendment to which requires the affirmative vote of 95% of the shares sold in our public offering and the private placement. Our existing stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our public offering. Additionally, the underwriters have agreed to forfeit any rights to, or claims against, the proceeds held in the trust account, which includes a portion of their discount. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to consummate a business combination and expend all of the net proceeds of our public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $7.77 (of which approximately $0.16 per share is attributable to the underwriters’ discount which was deposited into the trust account and will be distributed to the public stockholders in the event of our liquidation), or approximately $0.32 less than the per-unit offering price of $8.00. Because the initial per-share redemption price is lower than the $8.00 per-unit offering price and may be lower than the market price of the common stock on the date of redemption, there may be a perceived disincentive on the part of public stockholders to exercise their redemption rights. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could be prior to the claims of our public stockholders. Each member of our board of directors has agreed, pursuant to agreements with us and Rodman & Renshaw, LLC, that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay the debts and obligations owed by us to vendors for services rendered or products sold to us in excess of the net proceeds of our public offering not held in the trust account, but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the trust account. It is our intention that all vendors, prospective target businesses and other entities that we engage will execute agreements with us waiving any right to the monies held in the trust account. If any third party refused to execute an agreement waiving such claims, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders, if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that had refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver, or in cases where management does not believe it would be able to find a provider of required services willing to provide the waiver. We cannot assure you, however, that they would be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses if a business combination is not consummated with such prospective target businesses, or for claims from any other entity other than vendors. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than approximately $7.77, plus interest (net of taxes payable and up to $1,250,000 of interest earned on the trust account that may be released to us), due to claims of creditors.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our public offering, we will then liquidate. The trustee of the trust account will immediately commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to redeem their respective shares for cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•
Our obligation to seek stockholder approval of a business combination and to obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	Our obligation to redeem for cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•	Our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
The requirement to acquire one or more operating businesses that have a fair market value equal to at least 80% of our net assets (excluding any funds held in the trust account for the benefit of Rodman & Renshaw, LLC) at the time of the acquisition could require us to acquire several companies or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that a target business (or businesses) is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect each of them to devote a reasonable number of hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A. Risk factors

Risks associated with our business

We are a development stage company with no operating history and, accordingly, our stockholders will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have an operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets (which will include the full amount in the trust account, including $2,265,500 held for the benefit of Rodman & Renshaw, LLC and any interest earned thereon (net of taxes payable)), the per-share liquidation price will be less than approximately $7.77 per share, plus interest, if any (net of taxes payable and up to $1,250,000 of interest earned on the trust account that may be released to us to fund our working capital and repay management loans) because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

Our stockholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the initial public offering are intended to be used to complete a business combination with one or more target businesses that have not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of the initial public offering and filed a Current Report on Form 8-K with the Securities and Exchange Commission upon consummation of the initial public offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419. Accordingly, investors were not be afforded the benefits or protections of those rules. Because we believe we are not subject to Rule 419, our units were immediately tradable, and we have a longer period of time to complete a business combination in certain circumstances.

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

As of the date of this report, we have approximately $586,000 available to us outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to the interest earned on the trust account (net of taxes payable), up to a maximum of $1,250,000 (of which we have received approximately $907,000 as of December 31, 2006), for such purpose and to repay working capital loans from management (of which we repaid approximately $180,000 as of December 31, 2006), if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information, approximately 92 similarly structured blank check companies have completed initial public offerings, and numerous others have filed registration statements for initial public offerings. Of these companies, only 23 companies have consummated a business combination, while 21 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. Moreover, we know of at least two companies which have filed a registration statement and seek to consummate a business combination in India. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only a few of such companies have completed a business combination or entered into a definitive agreement for a business combination, may be an indication that there are only a limited number of attractive target businesses available to such entities, or that many privately held or publicly held, target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure our stockholders that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure our stockholders that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We may issue shares of our capital stock or convertible debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 89,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of blank check preferred stock, par value $.0001 per share. As of March 31, 2007, there were 80,033,234 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of blank check preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or blank check preferred stock, or a combination of common and blank check preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our blank check preferred stock:

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

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure our stockholders that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, our revenues and profits could be reduced, and the price of our stock held by the public stockholders could decrease.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to the warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, we may redeem all of our outstanding warrants at any time after they become exercisable at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Calling all of our outstanding warrants for redemption could force the warrant holders:

•	To exercise the warrants and pay the exercise price for such warrants at a time when it may be disadvantageous for the holders to do so;

•	To sell the warrants at the then current market price when they might otherwise wish to hold the warrants; or

•	To accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Our warrant holders may not be able to exercise their warrants, which may create liability for us.

Holders of the warrants issued in our initial public offering and private placement are able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of its common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that it will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of its warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Since our obligations in this regard are subject to a “best efforts” standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrant holders due to the impossibility of registration, a court may impose monetary damages on us to compensate warrant holders due to the change in circumstances that led to us being unable to fulfill our obligations.

We do not have an Audit Committee composed solely of independent directors and therefore our financial statements have not been subject to independent review.

We do not have an audit committee. All of the members of our Board of Directors are also officers and therefore not independent. Therefore, we do not have solely independent directors reviewing our financial statements, making it more difficult for us to discover if there was any fraud in connection with the preparation of our financial statements.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

We maintain our executive offices at 590 Madison Avenue, 6th Floor, New York, New York 10022. Phoenix Capital Partners, LLC has agreed to provide us with certain administrative, technology and secretarial services, as well as the use of certain limited office space at this location at a cost of $5,000 per month pursuant to a letter agreement between us and Phoenix Capital Partners, LLC. We believe, based on rents and fees for similar services in New York City, that the $5,000 fee is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2006, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, warrants and units are traded on the Over the Counter Bulletin Board under the symbols “PXIA”, PXIAW” and “PXIAU” respectively. The units have been quoted on the Bulletin Board since March 31, 2006 and the common stock and warrants since May 19, 2006. The Company’s securities did not trade on any market or exchange prior to March 31, 2006. The following table sets forth the high and low sales information for the Company’s units for the period from March 31, 2006 through February 28, 2007 and the Company’s common stock and warrants for the period from May 19, 2006 through February 28, 2007. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter 2006	—	—	—	—	8.30	8.25
Second Quarter 2006	7.40	7.10	1.37	1.03	8.80	8.21
Third Quarter 2006	7.40	7.21	1.12	0.91	8.50	8.10
Fourth Quarter 2006	7.48	7.29	1.14	0.88	8.60	8.25

First Quarter 2007	7.67	7.41	1.38	1.05	8.85	8.51

Number of Holders. As of March 31, 2007, there were of record, 17 holders of common stock, 16 of warrants, and 1 of units.

Dividends. We have not paid any dividends on our common stock to date. Any dividends paid will be solely at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities.

On July 22, 2005, we sold an aggregate of 1,562,500 units, each unit consisting of one share of common stock and one warrant, without registration under the Securities Act to our four officers and directors who directed such shares to be delivered in the following denominations:

Stockholders	Number of Units
Jagan Akella	10,000
Sujan Akella	10,000
Jacqueline Fernandez	10,000
Ramesh Akella	419,219
Raju Panjwani	371,094
Rohan Phansalkar	7,500
Eva Michalik Phansalkar	7,500
Rohit Phansalkar, as Custodian for Noelle Phansalkar-Michalik	7,500
Nishelle Phansalkar Michalik	7,500
Rohit Phansalkar	341,094
The Morningstar Trust	37,110
The Sunrise Trust	37,109
The Luna Trust	148,437
The Aurora Trust	148,437

Such units were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to wealthy, sophisticated individuals. The units issued to the individuals and entities above were sold for an aggregate offering price of $25,000 or $0.016 per share. No underwriting discounts or commissions were paid with respect to such sales.

On August 16, 2005, the aforementioned stockholders were issued options in a transaction exempt from registration contained in Section 4(2) of the Securities Act to purchase such additional number of shares as would maintain their respective percentage ownership in the event the representative’s over-allotment option is exercised. The maximum number of shares that each stockholder could purchase pursuant to this option was:

Stockholders	Maximum Number of Shares
Jagan Akella	1,477
Sujan Akella	1,477
Jacqueline Fernandez	1,477
Ramesh Akella	61,940
Raju Panjwani	54,829
Rohan Phansalkar	1,108
Eva Michalik Phansalkar	1,108
Rohit Phansalkar, as Custodian for Noelle Phansalkar-Michalik	1,108
Nishelle Phansalkar Michalik	1,108
Rohit Phansalkar	50,397
The Morningstar Trust	5,494
The Sunrise Trust	5,494
The Luna Trust	21,921
The Aurora Trust	21,921

The exercise price of these options is $0.016 per share. On April 5, 2006, the underwriters exercised their over-allotment option and on April 5, 2006, the stockholders indicated exercised their option for an aggregate of 230,859 shares of our common stock and we received approximately $3,690 in connection with such exercise. Such securities were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such securities.

On March 31, 2006, we sold 93,750 units to our existing officers and directors, through an entity they own, for an aggregate purchase price of $750,000, or $8.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.00 per share. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to sophisticated, wealthy individuals. We did not pay Rodman & Renshaw, LLC a placement fee in connection with this placement.

On April 5, 2006, we sold an option to purchase 430,937 units to the underwriters in our public offering for an aggregate of $100. The exercise price per unit is $8.80, and each unit consists of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.50 per share. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to the underwriters in our initial public offering. No underwriting discounts or commissions were paid with respect to such securities.

Use of Proceeds

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

We incurred a total of $3,964,625 in underwriting discounts and commissions. Rodman & Renshaw, LLC, the representative of the underwriters in the Offering deposited 4.0% of the gross proceeds attributable to the underwriters’ discount ($0.32 per unit or $2,265,500) into the trust fund that will be paid to the underwriters only upon the consummation of a business combination (and then only with respect to the units as to which the components shares have not been redeemed). We paid a total of $1,699,125 in underwriting discounts and commissions and approximately $722,713 has been paid for costs and expenses related to the Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $55,350,000 (including the private placement), of which $54,913,370 (or $7.76 per unit sold in the offering) was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. As of March 31, 2007, there was approximately $55,119,000 held in the trust account, which includes deferred underwriting fees and associated interest of $2,265,500.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities.

None.

Item 6. Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31,
Statement of Operations Data:	2006
Operating expenses:	$644,334
Net Income	$678,140
Interest income	$2,111,374
Net income per common share - basic	$0.08
Net incomeper common share - diluted	$0.06

As of December 31,
Balance Sheet Data:	2006
Cash	$1,085,202
Cash held in trust	$55,118,592
Total Assets	$56,429,221
Total stockholders’ equity	$42,579,954

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Critical Accounting Policies.

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

Results of Operations.

For the three months ended December 31, 2006, we had a net income of $207,832, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the possible share subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses. We had a net income of $678,140 for the fiscal year ended December 31, 2006, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the possible share subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses.

For the three month period ended December 31, 2006 the trust account earned interest of $854,821, including $170,878 of interest income attributable to common stock subject to possible redemption. For the fiscal year ended December 31, 2006 the trust account earned interest of $2,111,374, including $422,063 of interest income attributable to common stock subject to possible redemption.

Liquidity and Capital Resources.

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

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters’ over-allotment option and the private placement, after deducting certain offering expenses of approximately $723,000, (including the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $1,699,000, were approximately $55,350,000. Of this amount, as of December 31, 2006, $55,118,592 is being held in trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as the remainder of $1,250,000 funded from interest income earned on the trust fund not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 5, 2008, assuming that a business combination is not consummated during that time. From April 5, 2006 through April 5, 2008, we anticipate approximately $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $120,000 for the administrative fees payable to Phoenix Capital Partners LLC (a total of $5,000 per month for two years), $250,000 for expenses for the due diligence and investigation of target businesses, $90,000 of expenses for legal and accounting fees relating to our SEC reporting obligations and $550,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Off-Balance Sheet Arrangements.

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

Financial statements are attached hereto following beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our president and chief strategy officer (our principal executive officer, principal financial and accounting officer). Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We expect our process for documenting, evaluating and monitoring our internal control over financial reporting, which will begin in 2007, will be consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information

None .

PART III

Item 10. Directors and Executive Officers of the Company

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Raju Panjwani	51	Chairman of the Board of Directors
Ramesh Akella	41	President, Chief Strategy Officer and Director
Shekhar Wadekar	48	Executive Vice President, Secretary, Treasurer and Director
Rohit Phansalkar	62	Executive Vice President and Director

Raju Panjwani has served as Chairman of our Board of Directors since August 2005. Prior to that he was our Executive Vice President and a member of our board of directors. Mr. Panjwani is the Chairman, Chief Executive Officer and majority stockholder of Epitome Global Services Private Limited, or EGS, based in Mumbai, India, which he founded in May 2005. EGS provides offshore consulting, middle office and back office, and knowledge based research and analytical services to global financial service companies. From October 1987 until April 2005, Mr. Panjwani was at Morgan Stanley - New York, where he was a Managing Director since 1999. Nearly seven of those 18 years were spent in India. He was responsible for establishing the Morgan Stanley presence in India in 1994 in businesses such as Institutional Equities, Custody, Asset Management and Investment Banking. Subsequently, he played a significant role in negotiating Morgan Stanley’s first ever joint venture, with JM Financial. Today, JM Morgan Stanley is Morgan Stanley’s flagship business in India, employing over 350 people. From 1999 until 2001 Mr. Panjwani was Morgan Stanley’s India Country Representative and Chief Operating Officer and looked after its interests in the joint venture. He was also responsible for fostering Morgan Stanley’s IT outsourcing efforts, and later headed Morgan Stanley’s offshore initiatives in India. He was largely responsible for conceiving of and establishing Morgan Stanley’s first “Global Knowledge Center” in 2003, which supports knowledge-based services globally across institutional businesses, and today employs over 400 people in India. In addition, Mr. Panjwani served on the Board of Directors of the U.S. India Business Council in Washington, D.C. from October 2002 to April 2005. Mr. Panjwani received his B.S. in Business from Delhi University in 1975, became a Chartered Accountant in India in 1979 and is a certified public accountant in New York State since 1980.

Ramesh Akella has served as our President and Chief Strategy Officer and a member of our board of directors since our inception. He is the founder and managing partner of Phoenix Capital Partners LLC, a financial advisory firm for companies in the entertainment, media and communications, healthcare and IT industries, which he founded in 1998. From 1996 to 1998, Mr. Akella was Managing Director of Dover Finance Group, Ltd., a corporate finance boutique specializing in structured finance for media, entertainment and communications companies. From 1987 to 1996, Mr. Akella managed private equity investments and corporate development for a family office. He is an advisor to Cornell University’s BR Ventures and a member of Cornell’s Johnson Graduate School of Management’s Advisory Council and the Dean’s Leadership Committee. Mr. Akella holds an M.B.A. with Distinction from Cornell University.

Shekhar Wadekar, Ph.D., has served as our Executive Vice President, Secretary and Treasurer and a member of our board of directors since our inception. Since December 2006, he has served as the President, Secretary and Director of Yantrik Technology Inc., a company involved in the reselling of engineering services. Since November 2003, he has served as President and Chief Executive Officer of Traxyz Medical, Inc., a development stage medical device company. From February 2002 to September 2003, he served as President and Chief Operating Officer of MadMax Optics, a scientific software company. From August 1994 until joining MadMax Optics, Dr. Wadekar served as research analyst on Wall Street following the semiconductor industry. From April 1999 to February 2002, he served as Director in Equity Research at Royal Bank of Canada Capital Markets. Prior thereto, he was employed by Raymond James and Associates and Sanford C. Bernstein and Co., Inc. From August 1989 to December 1993, Dr. Wadekar was employed at IBM working on optical communications and was also Technical Coordinator of the IBM/Siemens/Toshiba joint development program in semiconductor memory. He holds a Ph.D. in electrical engineering from the University of Delaware, an M.B.A. from the Stern School of Business at New York University and a B.Tech. in metallurgical engineering from the Indian Institute of Technology, Bombay.

Rohit Phansalkar has served as our Executive Vice President since August 2005 and has been a member of our board of directors since our inception. Prior to that, he was our Chief Executive Officer and Chairman of the Board. Since June 2001, he has served as Chairman of the Board and Chief Executive Officer of RKP Capital, Inc., a merchant banking boutique. From June 2000 to September 2000, Mr. Phansalkar served as Chairman of the Board and Chief Executive Officer of Osicom Technologies, Inc., listed on the NASDAQ. From February 1998 until joining Osicom, he was a Partner of Anderson, Weinroth & Co., L.P., a private equity firm. Prior thereto, he served as Vice Chairman and Chief Executive Officer of Newbridge Capital, a firm engaged in private equity investments in India. Mr. Phansalkar previously served as Senior Vice President and Co-head of the Energy Finance Group at Shearson American Express, Managing Director of Bear Stearns and Managing Director and Head of the Energy Finance Group at Oppenheimer & Co. Mr. Phansalkar was the Founding Chairman of The India Fund, a $510 million, closed-end investment fund, listed on the NYSE. Mr. Phansalkar received his M.B.A. from Harvard Graduate School of Business.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Rohit Phansalkar, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Shekhar Wadekar, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Raju Panjwani and Ramesh Akella, will expire at the third annual meeting.

These individuals will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our business combination. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect a business combination although we cannot assure you that they will, in fact, be able to do so.

Between 2000 and 2003, Mr. Phansalkar was a party to a civil litigation with his former employer, Andersen Weinroth & Co., L.P., a boutique merchant banking firm (“AW”), regarding the terms of his departure from the firm. The consolidated action in federal court consisted of two complaints relating to events that occurred between 1998 and 2000. Mr. Phansalkar’s complaint against AW and its principals asserting claims for conversion, breach of contract, quantum meruit, unjust enrichment and promissory estoppel based on his allegation that AW and its principals misappropriated certain securities he had purchased and refused to give him agreed upon compensation; and AW’s complaint against Mr. Phansalkar asserting claims for breach of fiduciary duty, breach of contract and conversion based on its allegation that he refused to turn over to the firm certain options he received as a director of outside corporations contrary to firm policies.

After trial in two phases, the district court found, among other things, that (i) AW and its principals converted Mr. Phansalkar’s securities and awarded judgment to him in the amount of $4,417,655, plus interest; and (ii) Mr. Phansalkar was not entitled to additional compensation based in part on its finding that he engaged in “isolated misdeeds” of employee disloyalty in failing to disclose certain compensation he received as a director of certain outside entities. The district court stated that his non-disclosures “did not permeate his service at AW or taint his other transactions while at the firm,” that he did not attempt to conceal the director compensation granted to him, and that he brought a number of attractive deals to the firm which generated substantial cash fees.

Upon appeal, the Second Circuit reversed the district court’s decision, holding that Mr. Phansalkar was required to forfeit all compensation he received at AW after October 15, 1999 in light of a finding of employee disloyalty, and remanded to the district court for further proceedings. Thereafter, the parties reached a consensual settlement and filed a stipulation dismissing the action with prejudice.

The Board of Directors has not determined whether anyone on the Board is an “audit committee financial expert,” as such term is defined by SEC rules. Since the Board does not have a separately designated Audit Committee we will not have any operating activities until such time as we enter into a business combination (meaning that its financial statements are relatively simple), our Board of Directors did not feel it was necessary to determine if anyone on our Board of Directors was an audit committee financial expert. Our Board of Directors will make a determination if there is an audit committee financial expert on its Board of Directors after a business combination with a target business is consummated.

Director Independence

Our Board of Directors has not determined if any of our directors qualifies as independent. Our Board of Directors will make a determination about independence after the business combination is consummated. We do not have an audit committee, nominating committee or compensation committee and therefore the entire Board of Directors performs those functions for us.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, none of our officers and employees, and no former officer, during the last completed fiscal year, participated in deliberations of our Board of Directors concerning executive officer compensation.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2006, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics.

We currently do not have a formal code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11. Executive Compensation

Executive Compensation

In 2006, no compensation of any kind, including finders and consulting fees, was paid to any of our officers or directors, or any of their respective affiliates, nor will any compensation of any kind be paid to such persons for services rendered prior to or in connection with a business combination. However, our officers and directors have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our directors, or a court of competent jurisdiction if such reimbursement is challenged.

Since we do not currently have an operating business, our officers do not receive any compensation for their service to us; and, since we have no other employees, we do not have any compensation policies, procedures, objectives or programs in place. We will adopt appropriate compensation policies, procedures, objectives or programs after a merger with a target business is consummated and our management team has had the opportunity to fully understand the operations of the business. However, it is anticipated that, after closing, the compensation for our senior executives will be comprised of four elements: a base salary, an annual performance bonus, equity and benefits.

In developing salary ranges, potential bonus payouts, equity awards and benefit plans, it is anticipated that our Compensation Committee (when formed after a business combination) will take into account: 1) competitive compensation among comparable companies and for similar positions in the market, 2) relevant ways to incentivize and reward senior management for improving shareholder value while building us into a successful company, 3) individual performance, 4) how best to retain key executives, 5) our overall performance, 6) our ability to pay and 7) other factors deemed to be relevant at the time.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Compensation Committee Report

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

The Board of Directors has reviewed and discussed the discussion and analysis of our compensation which appears above with management, and, based on such review and discussion, the Board of Directors determined that the above disclosure be included in this Annual Report on Form 10-K.

The members of the Board of Directors are:

Raju Panjwani
Ramesh Akella
Shekhar Wadekar
Rohit Phansalkar

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2007, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership*		Percentage of Outstanding Common Stock*
Raju Panjwani	329,244	(2)	3.67%
Ramesh Akella	418,910	(2)(3)	4.62%
Shekhar Wadekar	345,244	(2)(4)	3.85%
Rohit Phansalkar	313,243	(2)(5)	3.44%
Phoenix India Management Company LLC(6)	480,468	(7)	5.35%
All directors and executive officers as a group (4 individuals)	1,878,246		20.94%

* - Based upon 8,966,796 shares of common stock outstanding.

(1) Unless otherwise indicated, the business address of each of the individuals and entities is c/o Phoenix Capital Partners LLC, 645 Madison Avenue, 12th Floor, New York, NY 10022.

(2) Excludes such individuals’ pro rata portion of the shares owned by their affiliated entity, Phoenix India Management Company LLC, including the 93,750 shares included in the units that such entity will acquire in a private placement that will occur immediately prior to our public offering.

(3) Includes (i) an aggregate of 30,000 shares held by Mr. Akella’s brothers and sister-in-law and (ii) 78,126 shares which Mr. Akella has agreed to transfer only in the event the shares are released from escrow.

(4) Represents shares held in following four trusts for the benefit of Mr. Wadekar, his wife and children. Neither Mr. Wadekar, nor his wife, serve as trustees of these trusts.

(5) Includes an aggregate of 30,000 shares held by Mr. Phansalkar’s wife, his son and as custodian for the benefit of his daughters.

(6) Messrs. Panjwani, Akella, Wadekar and Phansalkar are joint and equal owners of this limited liability company and Mr. Akella serves as its managing member.

(7) In consideration of a loan to fund the purchase of the private placement units, 386,718 of these shares will be transferred to the funding entity at such time, if ever, as they are released from escrow.

We had no options outstanding as of fiscal year end.

Item 13. Certain Relationships and Related Transactions

On July 22, 2005, we issued an aggregate of 1,562,500 units, each unit consisting of one share of our common stock and one warrant, to the individuals set forth below and their respective nominees for $25,000 in cash, at a purchase price of $0.016 per unit, as follows:

Name	Number of Units	Relationship to Us
Raju Panjwani	371,094	Chairman of the Board of Directors
Ramesh Akella	449,218	President, Chief Strategy Officer and Director
Shekhar Wadekar	371,094	Executive Vice President, Secretary, Treasurer and Director
Rohit Phansalkar	371,094	Executive Vice President and Director

On August 15, 2005, we issued the aforementioned stockholders options to purchase such additional number of shares as would be necessary to maintain their and those of their affiliates percentage ownership in us after the offering in the event the underwriter exercises the over-allotment option. Such options were exercisable at $0.016 per share only if and only to the extent that the over-allotment option was exercised. On April 5, 2006, the underwriters exercised their over-allotment option and on such date the stockholders indicated exercised their option for an aggregate of 230,859 shares of our common stock and we received approximately $3,690 in connection with such exercise.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before one year following the consummation of a business transaction. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

On March 31, 2006, we sold 93,750 units to our existing officers and directors, through an entity they own, for an aggregate purchase price of $750,000, or $8.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.00 per share. We have granted the holders of the private placement units demand and “piggy-back” registration rights with respect to the 93,750 shares, the 93,750 warrants and the 93,750 shares underlying the warrants at any time commencing on the date we announce that we have entered into a letter of intent with respect to a proposed business combination. The demand registration may be exercised by the holders of a majority of such units. We will bear the expenses incurred in connection with the filing of any such registration statements.

Phoenix Capital Partners, LLC, an entity for which Ramesh Akella serves as Manager, provides certain administrative, technology and secretarial services, as well as the use of certain limited office space in New York City, as we may require from time to time. We pay Phoenix Capital Partners, LLC $5,000 per month for these services. Mr. Akella is a managing member of Phoenix Capital Partners, LLC and, as a result, will benefit from the transaction to the extent of his interest in this entity. However, this arrangement is solely for our benefit and is not intended to provide Mr. Akella compensation in lieu of a salary. We believe, based on rents and fees for similar services in New York City that the fee charged by Phoenix Capital Partners, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors are not deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

Since inception, our executive officers and directors have advanced a total of $500,000 to us to cover expenses primarily related to our public offering and the private placement and to fund working capital. Such loans were payable with 4% annual interest upon our consummation of a business combination, subject to earlier repayment solely from interest in excess of $750,000 earned on the trust account. As of the date of this filing, all such loans and accrued interest have been repaid by the Company.

We are reimbursing our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than reimbursable out-of-pocket expenses payable to our officers and directors and except for the administrative services fee, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to this offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Our Board of Directors does not have any policies or procedures that it follows in connection to transactions it undertakes with related parties. The determination of any policies or procedures will be made after we consummate a business combination. Other than the repayment of expenses, we had no transactions with related parties since its initial public offering.

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2006, our principal independent auditor was Miller, Ellin & Company, LLP, the services of which were provided in the following categories and amount:

Audit Fees.

The aggregate fees billed by Miller, Ellin & Company, LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2006, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and for services performed in connection with the Company's registration statement on Form S-1, were $21,769.

Audit Related Fees

Other than the fees described under the caption "Audit Fees" above, Miller, Ellin & Company, LLP did not bill any fees for services rendered to us during fiscal year 2006 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Miller, Ellin & Company, LLP for professional services rendered during the fiscal year ended December 31, 2006 for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by Miller, Ellin & Company, LLP for other professional services rendered during the fiscal year ended December 31, 2006.

Pre-Approval of Services.

We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

Consolidated Balance Sheets
Consolidated Statement of Operations
Consolidated Statement of Stockholders’ Equity
Consolidated Statement of Cash Flows

(2) Schedules

None.

(b) Exhibits

The following Exhibits are filed as part of this report[to be updated]

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation(1)

3.2	By-laws(1)

4.1	Specimen Unit Certificate(1)

4.2	Specimen Common Stock Certificate(1)

4.3	Specimen Warrant Certificate(1)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Company(1)

4.5	Form of Unit Purchase Option to be granted to the representative(1)

10.1	Form of Letter Agreement among the Company, Rodman & Renshaw, LLC and Raju Panjwani, Ramesh Akella, Shekhar Wadekar and Rohit Phansalkar(1)

10.2	Form of Letter Agreement among the Company, Rodman & Renshaw, LLC and each of the non-management existing stockholders(1)

10.3	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Company(1)

10.4	Form of Stock Escrow Agreement between the Company, American Stock Transfer & Trust Company and the existing stockholders(1)

10.5	Amended and Restated Promissory Note, dated March 1, 2006, issued to Raju Panjwani(1)

10.6	Amended and Restated Promissory Note, dated March 1, 2006, issued to Ramesh Akella(1)

10.7	Amended and Restated Promissory Note, dated March 1, 2006, issued to Shekhar Wadekar(1)

10.8	Amended and Restated Promissory Note, dated March 1, 2006, issued to Rohit Phansalkar(1)

10.9	Form of Administrative Services Agreement between the Company and Phoenix Capital Partners LLC(1)

10.10	Form of Registration Rights Agreement among the Company and the existing stockholders(1)

10.11	Form of Placement Unit Agreement among the Company, Phoenix India Management Company LLC, Rohit Phansalkar, Ramesh Akella, Raju Panjwani and Shekar Wadekar and Rodman & Renshaw, LLC(1)

10.12	Amended and Restated Option Agreement among the Company and the existing shareholders(1)

31.1	Certification of the President (Principal Executive and Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the President (Principal Executive and Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-128008 ).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INDIA ACQUISITION CORP.

April 16, 2007	By:	/s/ Ramesh Akella
Ramesh Akella, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raju Panjwani	Chairman of the Board of Directors	April 16, 2007
Raju Panjwani

/s/ Ramesh Akella	Chief Financial Officer and Director	April 16, 2007
Ramesh Akella	((principal executive officer and principal financial and accounting officer)

/s/ Shekhar Wadekar	Executive Vice President,	April 16, 2007
Shekhar Wadekar	Secretary, Treasurer and Director

/s/ Rohit Phansalkar	Executive Vice President and Director	April 16, 2007
Rohit Phansalkar

INDEX TO FINANCIAL STATEMENTS

CONTENTS	PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005	F-2

STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006, AND THE
PERIOD FROM JULY13, 2005 (INCEPTION) TO DECEMBER 31, 2005	F-3

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR ENDED
DECEMBER 31, 2006, AND THE PERIOD FROM JULY13, 2005 (INCEPTION) TO DECEMBER 31, 2005	F-4

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006, AND THE PERIOD FROM JULY13, 2005 (INCEPTION) TO DECEMBER 31, 2005	F-5

NOTES TO FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders:

We have audited the accompanying balance sheets of Phoenix India Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from July 13, 2005 (inception) to December 31, 2005 and the period from July 13, 2005 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006, the period from July 13, 2005 (inception) to December 31, 2005 and the period from July 13, 2005 (date of inception) through December 31, 2006. in conformity with U.S. generally accepted accounting principles.

/s/ Miller, Ellin & Company LLP
New York, New York
April 4, 2007

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$1,085,202	$1,234
Cash held in trust account	55,118,592	-
Accrued interest receivable	204,927	-
Prepaid expenses	20,500	-
Other assets, deferred offering costs	-	310,641
Total assets	$56,429,221	$311,875

Liabilities and Stockholders' Equity
Current and total liabilities:
Accounts payable and accrued expenses	$120,261	$89,875
Income taxes payable	637,001	-
Notes payable, stockholders	-	200,000
Deferred underwriting fees	2,265,500	-
Total current and total liabilities	3,022,762	289,875

Common stock subject to redemption, 1,415,2219 shares at redemption value of $7.65	10,826,505	-

Stockholders' Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued		-
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	897	157
Paid-in capital in excess of par	41,903,917	24,843
Earnings accumulated during the development stage	675,140	(3,000)
Total stockholders' equity	42,579,954	22,000
Total liabilities and stockholders' equity	$56,429,221	$311,875

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

		For the period	For the period
		from July 13, 2005	from July 13, 2005
	Year ended	(inception)	(inception)
	December 31, 2006	to December 31, 2005	to December 31, 2006

Revenues:
Interest income	$2,111,374	$-	$2,111,374

Total revenues	2,111,374	-	2,111,374

Expenses:
General and administrateive expenses	644,334	3,000	647,334

Income (loss) before provision for income taxes	1,467,040	(3,000)	1,464,040
Provision for income taxes	788,900	-	788,900

Net income (loss)	$678,140	$(3,000)	$675,140

Weighted average shares outstanding:
Basic	8,860,461	1,645,374	5,313,963
Diluted	11,633,863	1,645,374	8,139,118

Net income (loss) per share, basic	$0.08	$(0.00)	$0.13
Net income (loss) per share, diluted	$0.06	$(0.00)	$0.08

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the year ended December 31, 2006 and for the period from July 13, 2005 (inception) to December 31, 2005

	Common Stock
		Par Value $0.0001	Paid-in Capital in Excess of	Earnings Acccumulated During the Development	Total Stockholders'
	Shares	Amount	Par	Stage	Equity
Stock issuance	1,562,500	$157	$24,843	$-	$25,000
Net loss				(3,000.00)	(3,000.00)
Balance, at December 31, 2005	1,562,500	157	24,843	(3,000.00)	22,000

Stock issuance on April 5, 2006 @$8.00	6,156,250	616	49,249,384	-	49,250,000
Stock issuance on April 5, 2006 @$8.00	923,437	92	7,387,404	-	7,387,496
Stock issuance on March 30, 2006 @$8.00	93,750	9	749,991	-	750,000
Proceeds from exercise of options on April 5, 2006	230,859	23	3,671	-	3,694
Expenses of offerings	-	-	(4,684,871)	-	(4,684,871)

Less: Proceeds subject to possible redemption of 1,415,229 shares, 19.99% of public shares are subject to redemption $7.65 per share	-	-	(10,826,505)	-	(10,826,505)
Net income	-	-	-	678,140	675,140
Balance, at December, 2006	8,966,796	$897	$41,903,917	$675,140	$42,576,954

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOW

		For period	For period
		from July 13,	from July 13,
		2005	2005
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Cash flows from operating activities
Net income	$678,140	$(3,000)	$675,140

Adjustment to reconcile net loss to net cash
provided by operating activities:
Increase in accrued interest receivable	(204,927)	-	(204,927)
Increase in prepaid expenses	(20,500)	-	(20,500)
(Decrease) increase in accounts payable and accrued expenses	78,462	3,000	81,462
Income taxes payable	637,001	-	637,001
Net cash used in operating activities	1,168,176	-	1,168,176

Cash flows from investing activities:
Payment to trust account	(55,118,592)	-	(55,118,592)
Net cash used in investing activities	(55,118,592)	-	(55,118,592)

Cash flows from financing activities:
Gross proceeds from public offering	56,637,496	-	56,637,496
Gross proceeds from private offering	750,000	-	750,000
Proceeds from notes payable, stockholders	(200,000)	200,000	-
Proceeds from sale of common stock	-	25,000	25,000
Proceeds from exercise of management options	3,697	-	3,697
Payment of offering costs	(2,156,809)	(223,766)	(2,380,575)
Net cash provided from financing activities	55,034,384	1,234	55,035,618

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$151,899	$-	$151,899

Net increase in cash	1,083,968	1,234	1,085,202
Cash, beginning of period	1,234	-	-
Cash, end of period	$1,085,202	$1,234	$1,085,202

Supplemental non-cash financing transactions
Accrual of costs of public offering	$2,332,396	86,975	$2,419,371

See accompanying notes to financial statements

NOTES TO PHOENIX INDIA ACQUISITION CORP.’s
(a corporation in the development stage) FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated in Delaware on July 13, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified business with primary operations in India.

Primarily all activity from April 5, 2006, the consummation date of the Company’s initial public offering (“Offering”) described below, through December 31, 2006 relates to the Company’s efforts in identifying an acquisition target in India. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company’s initial public offering ("Offering") was declared effective March 31, 2006. The Company completed a private placement (the “Private Placement”) on that date and received net proceeds of $750,000. The Company consummated the Offering on April 5, 2006 including the 923,437 units subject to the underwriters’ over-allotment option and the private placement sold to the existing officers and directors through an entity they own and received net proceeds of approximately $54,256,921 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company operating in India (a “target business”).

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

There are no assurances the Company will be able to successfully effect a business combination. An amount of $55,118,592 or 98.0% of the gross proceeds of the Offering and the private placement is being held in an interest-bearing trust account at JP Morgan Chase NY Bank maintained by American Stock Transfer & Trust Company (“Trust Fund”) and invested in United States Treasury Bills with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated with the Investment Company Act of 1940, until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, executes agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, and the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

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

With respect to the first business combination, any Public Stockholder who votes against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the business combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a business combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Fund), or $10,826,505 after proceeds from the underwriter over-allotment, has been classified as common stock subject to possible conversion and 19.99% of the related interest earned on cash held in the Trust Fund has been recorded as a contingent liability until the business combination is consummated.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances with financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

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

2. Income Taxes

Income tax expense for both the year ended December 31, 2006 and period from July 31, 2005 (inception) to December 31, 2006 was $788,900; which amounts to an effective tax rate of 53.8% and 53.9%, respectively

The effective tax rate differs from the statutory rate of 34% primarily due to state and local taxes.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Deferred Offering Costs

Deferred offering costs at December 31, 2005 consisted principally of accounting fees, legal fees and other fees that are related to the Offerings that were charged to capital upon the receipt of the capital raised.

4. Notes Payable, Stockholders

The Company issued unsecured promissory notes to management of the Company totaling $500,000 on April 5, 2006. The Notes bore interest at the rate of 4% per annum and repaid in part in fourth quarter of 2006 and the balance with interest in the first quarter of 2007.

5. Related Party Transaction

The Company has agreed to pay Phoenix Capital Partners LLC, a company of which an executive officer is the sole member, an administrative fee of $5,000 per month for office space and general and administrative services from the effective date of the Public Offering through the acquisition date of a target business.

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7. Per Share Information

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income. Common share equivalents totaling 860,074 were excluded from the computation with respect to the three and twelve months ended December 31, 2006 and for the period since inception on July 13, 2005 to December 31, 2006, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	Twelve months ended	For the period from April 5, 2006
	December 31, 2006	December 31, 2006

Numerator:
Net Income	$678,140	$685,698

Denominator:
Weighted-average common shares outstanding	8,860,461	8,860,461
Dilutive effect of warrants	2,773,402	2,773,402
Weighted-average common shares outstanding, assuming dilution	11,633,863	11,633,863

Net Income Per Share:
Basic	$0.08	$0.10
Diluted	$0.06	$0.07