Form 10-Q
period 2007-06-30
Phoenix India Acquisition Corp.
filed 2007-08-20
CIK 1336775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____________ to _____________ .

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
Yes ☒  No ☐

There were 8,966,796 shares of the Registrant’s common stock issued and outstanding as of August 10, 2007.

Phoenix India Acquisition Corp. Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$100,674	$1,085,202
Cash held in trust account	56,588,347	55,118,592
Accrued interest receivable	205,206	204,927
Prepaid expenses	46,250	20,500
Total assets	$56,940,477	$56,429,221

Liabilities and Stockholders' Equity
Current and total liabilities:
Accounts payable and accrued expenses	$36,147	$120,261
Income taxes payable	431,330	637,001
Deferred underwriting fees	2,265,500	2,265,500
Total current and total liabilities	2,732,977	3,022,762

Common stock sunject to redemption, 1,415,2219 shares at redemption value of $7.65	10,826,505	10,826,505

Stockholders' Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	897	897
Paid-in capital in excess of par	41,903,917	41,903,917
Earnings accumulated during the development stage	1,476,181	675,140
Total stockholders' equity	43,380,995	42,579,954

Total liabilities and stockholders' equity	$56,940,477	$56,429,221

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF OPERATIONS

					For the period
					from July 13, 2005
	Three Months Ended June 30,		Six Months Ended June 30,		(inception) to June 30,
	2007	2006	2007	2006	2007

Revenues:
Interest income	$743,667	$641,025	$1,472,818	$641,025	$2,111,374

Expenses:
General and administrateive expenses	120,075	228,161	240,447	230,629	636,776

Income before provision for income taxes	623,592	412,864	1,232,371	410,396	1,474,598
Provision for income taxes	218,257	151,899	431,330	151,899	788,900

Net income	$405,335	$260,965	$801,041	$258,497	$685,698

Net income per share, basic	$0.05	$0.03	$0.09	$0.05	$0.10
Net income per share, diluted	$0.03	$0.02	$0.05	$0.03	$0.06

Weighted average shares outstanding:
Basic	8,966,796	8,645,453	8,966,796	5,124,061	7,061,220
Diluted	14,897,217	11,418,855	14,858,252	7,897,463	12,287,845

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the period from July 13, 2005 (inception) to June 30, 2007
(UNAUDITED)

				Earnings
	Common Stock		Paid-in	Acccumulated
			Capital in	During the	Total
			Excess of	Development	Stockholders'
	Shares	Par Value	Par	Stage	Equity

Balance, at December 31, 2005	1,562,500	$157	$24,843	$(3,000)	$22,000

Stock issuance on April 5, 2006 @$8.00	6,156,250	616	49,249,384	-	49,250,000
Stock issuance on April 5, 2006 @$8.00	923,437	92	7,387,404	-	7,387,496
Stock issuance on March 30, 2006 @$8.00	93,750	9	749,991	-	750,000
Proceeds from exercise of options on April 5, 2006	230,859	23	3,671	-	3,694
Expenses of offerings	-	-	(4,684,871)	-	(4,684,871)

Less: Proceeds subject to possible redemption of 1,415,229 shares, 19.99% of public shares are subject to redemption $7.65 per share	-	-	(10,826,505)	-	(10,826,505)
Net income	-	-	-	678,140	678,140

Balance, at December, 2006	8,966,796	897	41,903,917	675,140	42,579,954

Net income	-	-	-	801,041	801,041

Balance, at June 2007	8,966,796	$897	$41,903,917	$1,476,181	$43,380,995

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOW
(UNAUDITED)

			For the period
			from July 13, 2005
	Six Months Ended June 30,		(inception) to June 30,
	2007	2006	2007

Cash flows from operating activities
Net income	$801,042	$258,497	$1,476,182

Adjustment to reconcile net loss to net cash
provided by operating activities:
Increase in accrued interest receivable	(278)	(279,000)	(205,205)
Increase in prepaid expenses	(25,750)	(46,500)	(46,250)
(Decrease) increase in accounts payable and accrued expenses	(84,116)	92,118	(2,654)
Income taxes payable	(205,671)	106,400	431,330

Net cash used in operating activities	485,227	131,515	1,653,403

Cash flows from investing activities:
Payment to trust account	(1,469,755)	(54,913,371)	(56,588,347)
Net cash used in investing activities	(1,469,755)	(54,913,371)	(56,588,347)

Cash flows from financing activities:
Gross proceeds from public offering	-	56,637,496	56,637,496
Gross proceeds from private offering	-	750,000	750,000
Proceeds from notes payable, stockholders	-	300,000	-
Proceeds from sale of common stock	-	-	25,000
Proceeds from exercise of management options	-	3,697	3,697
Payment of offering costs	-	(2,156,809)	(2,380,575)

Net cash provided from financing activities	-	55,534,384	55,035,618

Net increase in cash	(984,528)	752,528	100,674
Cash, beginning of period	1,085,202	1,234	-
Cash, end of period	$100,674	$753,762	$100,674

Supplemental non-cash financing transactions:
Accrual of costs of public offering	$-	$-	$2,419,371

See accompanying notes to financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007

1. Basis of Presentation

The financial statements for the three and six months ended June 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of Phoenix India Acquisition Corp. (the “Company”) as of June 30, 2007 and the results of its operations and its cash flows for the three and six months ended June 30, 2007 and period from July 13, 2005 (inception) to June 30, 2007 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated in Delaware on July 13, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified business with primary operations in India.

Primarily all activity from April 5, 2006, the consummation date of the Company’s initial public offering (“Offering”) described below, through June 30, 2007 relates to the Company’s efforts in identifying an acquisition target in India. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company’s initial public offering ("Offering") was declared effective March 31, 2006. The Company consummated the Offering on April 5, 2006 including the 923,437 units subject to the underwriters’ over-allotment option and the private placement sold to the existing officers and directors through an entity they own and received net proceeds of approximately $54,600,251 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company operating in India (a “target business”).

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

The effective tax rate differs from the statutory rate of 35.5% due to primarily all interest income being generated from tax-exempt securities.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3. Per Share Information

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) are computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income. Common share equivalents totaling 860,074 were excluded from the computation of the three, six months ended June 30, 2007 and since inception on July 19, 2005 to June 30, 2007, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

					For the period
	Three Months Ended June30		Six Months Ended June30		from July 19, 2005
	2007	2006	2007	2006	(inception) to June 30, 2007

Numerator:
Net Income	$405,335	$260,965	$801,041	$258,497	$685,698

Denominator:
Weighted-average common shares outstanding	8,966,796	8,645,453	8,966,796	5,124,061	7,061,220
Dilutive effect of warrants	5,930,421	2,773,402	5,891,456	2,773,402	5,226,625
Weighted-average common shares outstanding, assuming dilution	14,897,217	11,418,855	14,858,252	7,897,463	12,287,845

Net Income Per Share:
Basic	$0.05	$0.03	$0.09	$0.05	$0.10
Diluted	$0.03	$0.02	$0.05	$0.03	$0.06

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

5. Notes Payable, Stockholders

The Company issued unsecured promissory notes to all of the Company’s Initial Stockholders, amounting to $500,000, who are also officers. The notes bore interest at 4% and were repaid from the interest income from the Trust Fund.

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

Results of Operations for the Three Months Ending June 30, 2007

For the three months ended June 30, 2007, we had a net income of $405,334, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the possible share subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses.

Results of Operations for the Six Months Ending June 30, 2007

For the six months ended June 30, 2007, we had a net income of $801,041, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the possible share subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses.

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

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters’ over-allotment option and the private placement, after deducting certain offering expenses of approximately $722,713, (including the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $1,699,124, were approximately $55,350,251. Of this amount, as of June 30, 2007, $56,588,347 is being held in trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as the remainder of $1,250,000 funded from interest income earned on the trust fund not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 5, 2008, assuming that a business combination is not consummated during that time. From April 5, 2006 through April 5, 2008, we anticipate approximately $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $120,000 for the administrative fees payable to Phoenix Capital Partners LLC (a total of $5,000 per month for two years), $250,000 for expenses for the due diligence and investigation of target businesses, $90,000 of expenses for legal and accounting fees relating to our SEC reporting obligations and $550,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our president and chief strategy officer (our principal executive officer, principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our president and chief strategy officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management (including such officers) as appropriate to allow timely decisions regarding required disclosures and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no significant change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our stockholders will not be entitled to protections normally aforded to investors of blank check companies.

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

As of the date of this report, we have approximately $239,087 available to us outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to the interest earned on the trust account (net of taxes payable), up to a maximum of $1,250,000 (of which we have received approximately $977,553 as of June 30, 2007), for such purpose and to repay working capital loans from management, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Because there are numerous companies with business plans similar to ours seeking to efectuate business combinations, it may be more dificult for us to do so.

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

Our ability to successfully effect a business combination and to be successful afterward will be totally de pendent upon the eforts of our management, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also possible that one or more of our current officers and directors will resign upon the consummation of a business combination.

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

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our afairs. This could have a negative impact on our ability to consummate a business combination.

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

All of our oficers and directors own shares of our common stock which will not participate in liquidation distributions and, therefore, they may have a conflict of interest in determining whether or not a particular target business is appropriate for a business combination.

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

Our oficers and directors own shares that are subject to early release from escrow if a business combination involves a change of control, and, therefore, they may have a conflict of interest in determining how to structure a business combination.

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

PHOENIX INDIA ACQUISITION CORP.

Date: August 20, 2007	By:	/s/ Ramesh Akella
Ramesh Akella
President, Chief Strategy Officer and Director (Principal Executive Officer and Principal Financial Officer)