Form 10-Q
period 2007-09-30
Phoenix India Acquisition Corp.
filed 2007-11-14
CIK 1336775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

or

࿶	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________ .

Commission File Number: 000-51854

Phoenix India Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3195916
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
Yes ☑  No  ☐

There were 8,567,109 shares of the Registrant’s common stock issued and outstanding as of November 13, 2007.

Phoenix India Acquisition Corp. Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,343	$1,085,202
Cash held in trust account	57,163,737	55,118,592
Accrued interest receivable	377,768	204,927
Prepaid expenses	27,500	20,500
Total assets	$57,570,348	$56,429,221

Liabilities and Stockholders' Equity
Current and total liabilities:
Accounts payable and accrued expenses	$36,304	$120,261
Income taxes payable	651,730	637,001
Deferred underwriting fees	2,265,500	2,265,500
Total current and total liabilities	2,953,534	3,022,762

Common stock sunject to redemption, 1,415,2219 shares at redemption value of $7.65	10,826,505	10,826,505

Stockholders' Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	897	897
Paid-in capital in excess of par	41,903,917	41,903,917
Earnings accumulated during the development stage	1,885,495	675,140
Total stockholders' equity	43,790,309	42,579,954

Total liabilities and stockholders' equity	$57,570,348	$56,429,221

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period
					from July 13, 2005
	Three Months		Nine Months		(inception) to
	Ended September 30,		Ended September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues:
Interest income	$748,104	$615,528	$2,220,923	$1,256,553	$4,332,297

Expenses:
General and administrateive expenses	118,392	273,171	358,838	503,800	1,006,172

Income before provision for income taxes	629,712	342,357	1,862,085	752,753	3,326,125
Provision for income taxes	220,399	130,096	651,730	281,995	1,440,630

Net income	$409,313	$212,261	$1,210,355	$470,758	$1,885,495

Net income per share, basic	$0.05	$0.02	$0.13	$0.07	$0.29
Net income per share, diluted	$0.03	$0.02	$0.10	$0.05	$0.20

Weighted average shares outstanding:
Basic	8,966,796	8,966,796	8,966,796	6,419,048	6,548,151
Diluted	12,088,223	11,418,855	12,034,384	9,192,450	9,505,030

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the period from July 13, 2005 (inception) to September 30, 2007
(UNAUDITED)

				Earnings
	Common Stock		Paid-in	Acccumulated
		Par Value	Capital in	During the	Total
		$0.0001	Excess of	Development	Stockholders'
	Shares	Amount	Par	Stage	Equity

Stock issuance	1,562,500	$157	$24,843	$-	$25,000
Net loss				(3,000.00)	(3,000.00)
Balance, at December 31, 2005	1,562,500	157	24,843	(3,000.00)	22,000

Stock issuance on April 5, 2006 @$8.00	6,156,250	616	49,249,384	-	49,250,000
Stock issuance on April 5, 2006 @$8.00	923,437	92	7,387,404	-	7,387,496
Stock issuance on March 30, 2006 @$8.00	93,750	9	749,991	-	750,000
Proceeds from exercise of options on April 5, 2006	230,859	23	3,671	-	3,694
Expenses of offerings	-	-	(4,684,871)	-	(4,684,871)

Less: Proceeds subject to possible redemption of
1,415,229 shares, 19.99% of public shares are
subject to redemption $7.65 per share	-	-	(10,826,505)	-	(10,826,505)
Net income	-	-	-	678,140	678,140
Balance, at December, 2006	8,966,796	$897	$41,903,917	$675,140	$42,579,954

Net income Jan 07 - Sept 07				1,210,355	1,210,355
Balance, at September, 2007	8,966,796	$897	$41,903,917	1,885,495	$43,790,309

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOW
(UNAUDITED)

			For period
			from July 13,
			2005
	Nine Months Ended September 30,		(inception) to
			September 30.
	2007	2006	2006

Cash flows from operating activities
Net income	$1,210,355	$470,758	$1,885,495

Adjustment to reconcile net loss to net cash
provided by operating activities:
Increase in accrued interest receivable	(172,841)	(279,000)	(377,768)
Increase in prepaid expenses	(7,000)	(31,000)	(27,500)
(Decrease) increase in accounts payable and accrued expenses	(83,957)	195,401	(2,495)
Income taxes payable	14,729	84,597	651,730
Net cash used in operating activities	961,286	440,756	2,129,462

Cash flows from investing activities:
Payment to trust account	(2,045,145)	(54,913,371)	(57,163,737)
Net cash used in investing activities	(2,045,145)	(54,913,371)	(57,163,737)

Cash flows from financing activities:
Gross proceeds from public offering	-	56,637,496	56,637,496
Gross proceeds from private offering	-	750,000	750,000
Proceeds from notes payable, stockholders	-	160,000	-
Proceeds from sale of common stock	-	-	25,000
Proceeds from exercise of management options	-	3,697	3,697
Payment of offering costs	-	(2,156,809)	(2,380,575)
Net cash provided from financing activities	-	55,394,384	55,035,618

Net change in cash for the period	(1,083,859)	921,769	1,343
Cash, beginning of period	1,085,202	1,234	-
Cash, end of period	$1,343	$923,003	$1,343

Supplemental non-cash financing transactions
Accrual of costs of public offering	$-	$-	$-

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$151,899	$-	$151,899

See accompanying notes to financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007

1. Basis of Presentation

The financial statements for the three and nine months ended September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of Phoenix India Acquisition Corp. (the “Company”) as of September 30, 2007 and the results of its operations and its cash flows for the three and nine months ended September 30, 2007 and period from July 19, 2005 (inception) to September 30, 2007 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated in Delaware on July 13, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified business with primary operations in India.

Primarily all activity from April 5, 2006, the consummation date of the Company’s initial public offering (“Offering”) described below, through September 30, 2007 relates to the Company’s efforts in identifying an acquisition target in India. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company’s initial public offering ("Offering") was declared effective March 31, 2006. The Company consummated the Offering on April 5, 2006 including the 923,437 units subject to the underwriters’ over-allotment option and the private placement sold to the existing officers and directors through an entity they own and received net proceeds of approximately $54,600,251 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company operating in India (a “target business”).

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

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

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

3. Income Tax

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB 1099, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant tax provisions requiring recognition in the Company’s financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2006 and 2005, which remain subject to examination for Federal and state purposes as of September 30, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

4. Per Share Information

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) are computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income. Common share equivalents totaling 860,074 were excluded from the computation of the three, nine months ended September 30, 2007 and since inception on July 19, 2005 to September 30, 2007, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

EARNINGS PER SHARE
(UNAUDITED)

					For the period
	Three Months Ended		Nine Months Ended		from July 19, 2005
	September 30,		September 30,		(inception) to
	2007	2006	2007	2006	September 30, 2007

Numerator:
Net Income	$409,313	$212,261	$1,210,355	$470,758	$1,885,495

Denominator:
Weighted-average common shares outstanding	8,966,796	8,966,796	8,966,796	6,419,048	6,548,151
Dilutive effect of warrants	3,121,427	2,452,059	3,067,588	2,773,402	2,956,879
Weighted-average common shares outstanding, assuming dilution	12,088,223	11,418,855	12,034,384	9,192,450	9,505,030

Net Income Per Share:
Basic	$0.05	$0.02	$0.13	$0.07	$0.29
Diluted	$0.03	$0.02	$0.10	$0.05	$0.20

5. Initial Public Offering

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

6. Notes Payable, Stockholders

The Company issued unsecured promissory notes to all of the Company’s Initial Stockholders, amounting to $500,000, who are also officers. The notes bore interest at 4% and were repaid from the interest income from the Trust Fund.

7. Unit Option

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

8. Related Party Transaction

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

9. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

10. Common Stock

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

Results of Operations for the Three Months Ending September 30, 2007

For the three months ended September 30, 2007, we had a net income of $409,313, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the possible share subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses.

Results of Operations for the Nine Months Ending September 30, 2007

For the nine months ended September 30, 2007, we had a net income of $1,210,354, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the possible share subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses.

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

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters’ over-allotment option and the private placement, after deducting certain offering expenses of approximately $722,713, (including the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $1,699,124, were approximately $55,350,251. Of this amount, as of September 30, 2007, $57,163,737 is being held in trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as the remainder of $1,250,000 funded from interest income earned on the trust fund not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 5, 2008, assuming that a business combination is not consummated during that time. From April 5, 2006 through April 5, 2008, we anticipate approximately $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $120,000 for the administrative fees payable to Phoenix Capital Partners LLC (a total of $5,000 per month for two years), $250,000 for expenses for the due diligence and investigation of target businesses, $90,000 of expenses for legal and accounting fees relating to our SEC reporting obligations and $550,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our president and chief strategy officer (our principal executive officer, principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our president and chief strategy officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management (including such officers) as appropriate to allow timely decisions regarding required disclosures and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no significant change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, we have approximately $1,343 available to us outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to the interest earned on the trust account (net of taxes payable), up to a maximum of $1,250,000 (of which we have received approximately $977,553 as of September 30, 2007), for such purpose and to repay working capital loans from management, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information, approximately 129 similarly structured blank check companies have completed initial public offerings, and numerous others have filed registration statements for initial public offerings. Of these companies, only 38 companies have consummated a business combination, while 26 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 7 companies have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return trust proceeds to their stockholders. Accordingly, there are approximately 84 blank check companies with more than $7.6 billion in trust that are seeking to carry out a business plan similar to our business plan. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. Moreover, we know of at least two companies which have filed a registration statement and seek to consummate a business combination in India. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for privately-held companies to combine with companies structured similarly to ours. Further, the fact that only a few of such companies have completed a business combination or entered into a definitive agreement for a business combination, may be an indication that there are only a limited number of attractive target businesses available to such entities, or that many privately held or publicly held, target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure our stockholders that we will be able to complete the business combination transaction with Source Global LLC, and if we do not complete such transaction, that we will be able to successfully compete for an attractive business combination target and effectuate a business combination within the required time periods. If we are unable to complete the business combination transaction with Source Global and do not find a suitable target business within such time periods, we will be forced to liquidate.

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

If we liquidate, the procedures we must follow under Delaware law are time-consuming and may result in residual liability for our stockholders

Although we have entered into a letter of intent with Source Global LLC, the definitive agreement has not been entered into and the transaction is subject to numerous conditions, including reasonable satisfaction of due diligence inquiries, there can be no assurances that Source Global will complete the proposes acquisitions of the two sellers of companies based in India and the U.S. or that we will be able to complete the acquisition of Source Global.. If we do not consummate the business combination transaction with Source Global LLC (or another company if we fail to consummate the transaction with Source Global) by April 5, 2008, then, pursuant to Article SIXTH of our certificate of incorporation, and in accordance with Section 281(b) of the Delaware General Corporation Law, we will adopt a plan of dissolution, and as soon as reasonably possible after dissolution, make liquidating distributions to our stockholders.

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

Not applicable.

Item 5. Other Information.

None

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

PHOENIX INDIA ACQUISITION CORP.

Date: November 14, 2007	By:	/s/ Ramesh Akella
Ramesh Akella
President, Chief Strategy Officer and Director (Principal Executive Officer and Principal Financial Officer)