Form 10-K
period 2007-12-31
Phoenix India Acquisition Corp.
filed 2008-04-15
CIK 1336775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-32941

Phoenix India Acquisition Corp.
-------------------
Name of issuer as specified in its charter)

Delaware	20-3195916
--------	----------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

590 Madison Avenue, 6th Floor,
New York, New York,	10022
---------------------------------------	---------------------
(address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

The number of shares of the registrants’ common stock outstanding as of April 15, 2008 was 8,966,276.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

	Part I

1.	Business	3
1A.	Risk Factors	9
1B.	Unresolved Staff Comments	18
2.	Properties	18
3.	Legal Proceedings	18
4.	Submission of Matters to a Vote of Security Holders	18

	Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	19
6.	Selected Financial Data	21
7.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	21
7A.	Quantitative and Qualitative Disclosures About Market Risks	23
8.	Financial Statements and Supplementary Data	23
9.	Changes In and Disagreements With Accountants on Accounting and
	Financial Disclosure	23
9A.	Controls and Procedures	23
9B.	Other Information	24

	Part III

10.	Directors and Executive Officers of the Registrant	24
11.	Executive Compensation	26
12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	27
13.	Certain Relationships and Related Transactions	28
14.	Principal Accountant Fees and Services	29

	Part IV

15.	Exhibits and Financial Statement Schedules	30

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

As of the date of this report, we have approximately $176,327 available to us outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. While we are entitled to the interest earned on the trust account (net of taxes payable), up to a maximum of $1,250,000 (of which we have received the entire amount as of December 30, 2007), for such purpose and to repay working capital loans from management, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to liquidate.

Because there are numerous companies with business plans similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

Based upon publicly available information as of December 31, 2007, approximately 144 similarly structured blank check companies have completed initial public offerings and are currently looking for targets, and numerous others have filed registration statements for initial public offerings. Of these companies, 42 companies have consummated a business combination, while 23 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination and 7 companies have failed to close proposed acquisitions and will be liquidated. While, like us, some of those companies have specific industries in which they must complete a business combination, a number of them may consummate a business combination in any industry they choose. Moreover, we know of 3 other blank check companies that have completed initial public offerings and seek to complete a business combination in India. None of these companies as of December 31, 2007 have consummated a business combination and only one has announced they have entered into a definitive agreement for a business combination in India. We may, therefore, be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which, as a result, would increase demand for companies to combine with companies structured similarly to ours. We cannot assure you that we will be able to successfully compete for an attractive business combination, and if we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We may issue shares of our capital stock or convertible debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 89,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of blank check preferred stock, par value $.0001 per share. As of December 31, 2007, there were 80,033,204 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of blank check preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or blank check preferred stock, or a combination of common and blank check preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our blank check preferred stock:

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

Holders of the our warrants issued in our initial public offering and private placement will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of its common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that it will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of its warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Since our obligations in this regard are subject to a “best efforts” standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrant holders due to the impossibility of registration, a court may impose monetary damages on us to compensate warrant holders due to the change in circumstances that led to us being unable to fulfill our obligations.

We do not have an Audit Committee composed solely of independent directors and therefore our financial statements have not been subject to independent review.

We do not have an audit committee. Pursuant to SEC regulations, the entire Board of Directors of a company without an audit committee acts as the audit committee. All of the members of our Board of Directors are also officers and therefore not independent. Therefore, we do not have solely independent directors reviewing our financial statements, making it more difficult for us to discover if there was any fraud in connection with the preparation of our financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2007, there were no matters submitted to a vote of security holders.

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

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter 2007	7.97	7.41	1.42	1.05	8.90	8.48
Second Quarter 2007	7.70	7.53	1.67	1.19	9.28	8.72
Third Quarter 2007	7.76	7.60	1.54	0.52	9.25	8.11
Fourth Quarter 2007	7.93	7.61	1.07	0.27	8.85	8.00

Number of Holders. As of April 15, 2008, there were of record 32 holders of common stock, 31 of warrants, and 1 of units.

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

Recent Sales of Unregistered Securities.

On July 22, 2005, we sold an aggregate of 1,562,500 units, each unit consisting of one share of common stock and one warrant, without registration under the Securities Act to our four officers and directors who directed such shares to be delivered in the following denominations:

Stockholders	Number of Units
Jagan Akella	10,000
Sujan Akella	10,000
Jacqueline Fernandez	10,000
Ramesh Akella	419,219
Raju Panjwani	371,094
Rohan Phansalkan	7,500
Eva Michalik Phansalkar	7,500
Rohit Phansalkar, as Custodian for Noelle Phansalkar-Michalik	7,500
Nishelle Phansalkar Michalik	7,500
Rohit Phansalkar	341,094
The Morningstar Trust	37,110
The Sunrise Trust	37,109
The Luna Trust	148,437
The Aurora Trust	148,437

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

Stockholders	Maximum Number of Shares
Jagan Akella	1,477
Sujan Akella	1,477
Jacqueline Fernandez	1,477
Ramesh Akella	61,940
Raju Panjwani	54,829
Rohan Phansalkan	1,108
Eva Michalik Phansalkar	1,108
Rohit Phansalkar, as Custodian for Noelle Phansalkar-Michalik	1,108
Nishelle Phansalkar Michalik	1,108
Rohit Phansalkar	50,397
The Morningstar Trust	5,494
The Sunrise Trust	5,494
The Luna Trust	21,921
The Aurora Trust	21,921

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $55,230,687 (including the private placement), of which $54,913,370 (or $7.76 per unit sold in the offering) was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. As of December 31, 2007, there was approximately $57,715,997 held in the trust account, which includes deferred underwriting fees and associated interest of $2,265,500.

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

	For The Year Ended December 31,
	2007	2006

Statement of Operations Data:
Operating expenses:	$936,243	$644,334
Net Income	1,246,901	678,140
Interest income	2,854,551	2,111,374
Net income (loss) per common share – basic	0.03	0.08
Net income (loss) per common share – diluted	0.05	0.06

	As of December 31,	As of December 31,
	2007	2006

Balance Sheet Data:
Cash	$176,327	$1,085,202
Cash held in trust	$57,715,997	$55,118,592
Total Assets	$58,022,353	$56,429,221
Total stockholders’ equity	$43,826,855	$42,579,954

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

Results of Operations.

For the year ended December 31, 2007, we had a net income of $1,246,901, primarily as a result of interest income received on funds held in trust offset in part by consulting and professional fees and other operating expenses. We had a net income of $860,223 for the fiscal year ended December 31, 2006, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the possible share subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses.

For the fiscal year ended December 31, 2007 the trust account earned interest of $2,854,551, including $570,625 of interest income attributable to common stock subject to possible redemption.

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

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters’ over-allotment option and the private placement, after deducting certain offering expenses of approximately $722,713, (including the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $1,699,124, were approximately $55,350,251. Of this amount, as of December 31, 2007, $57,715,997 is being held in trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as the remainder of $1,250,000 funded from interest income earned on the trust fund not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 5, 2008, assuming that a business combination is not consummated during that time. From April 5, 2006 through April 5, 2008, we anticipate approximately $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $120,000 for the administrative fees payable to Phoenix Capital Partners LLC (a total of $5,000 per month for two years), $250,000 for expenses for the due diligence and investigation of target businesses, $90,000 of expenses for legal and accounting fees relating to our SEC reporting obligations and $550,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Item 9B. Other Information

None .

PART III

Item 10. Directors and Executive Officers of the Company

Directors and Executive Officers

Our current directors and executive officers are as follows: [confirm ages]

Name	Age	Position

Raju Panjwani	53	Chairman of the Board of Directors
Ramesh Akella	42	President, Chief Strategy Officer and Director
Shekhar Wadekar	49	Executive Vice President, Secretary, Treasurer and Director
Rohit Phansalkar	64	Executive Vice President and Director

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

Ramesh Akella has served as our President and Chief Strategy Officer and a member of our board of directors since our inception. He is the founder and managing partner of Phoenix Capital Partners LLC, a financial advisory firm for companies in the entertainment, media and communications, healthcare and IT industries, which he founded in 1998. From 1996 to 1998, Mr. Akella was Managing Director of Dover Finance Group, Ltd., a corporate finance boutique specializing in structured finance for media, entertainment and communications companies. From 1987 to 1996, Mr. Akella managed private equity investments and corporate development for a family office. He is an advisor to Cornell University’s BR Ventures and a member of Cornell’s Johnson Graduate School of Management’s Advisory Council. Mr Akella holds an M.B.A. with Distinction from Cornell University.

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
Ramesh Akella
Shekhar Wadekar
Rohit Phansalkar

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2008, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership*		Percentage of Outstanding Common Stock
Raju Panjwani	329,244	(2)	3.67%
Ramesh Akella	414,479	(2)(3)	4.62%
Shekhar Wadekar	345,244	(2)(4)	3.85%
Rohit Phansalkar	308,811	(2)(5)	3.44%
Phoenix India Management Company LLC(6)	480,468	(7)	5.35%
All directors and executive officers as a group (4 individuals)	1,878,246		20.94%

* Based upon 8,966,796 shares of common stock outstanding.

(1) Unless otherwise indicated, the business address of each of the individuals and entities is c/o Phoenix Capital Partners LLC, 590 Madison Avenue, 6th Floor, New York, NY 10022.
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

On August 15, 2005, we issued the aforementioned stockholders options to purchase such additional number of shares as would be necessary to maintain their and those of their affiliates percentage ownership in us after the offering in the event the underwriter exercises the over-allotment option. Such options are exercisable at $0.016 per share only if and only to the extent that the over-allotment option is exercised. On April 5, 2006, the underwriters exercised their over-allotment option and on such date the stockholders indicated exercised their option for an aggregate of 230,859 shares of our common stock and we received approximately $3,690 in connection with such exercise.

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

Phoenix Capital Partners, LLC, an entity for which Ramesh Akella serves as Manager, has agreed commencing on the effective date of this prospectus through the acquisition of a target business, it will make available to us certain administrative, technology and secretarial services, as well as the use of certain limited office space in New York City, as we may require from time to time. We have agreed to pay Phoenix Capital Partners, LLC $5,000 per month for these services. Mr. Akella is a managing member of Phoenix Capital Partners, LLC and, as a result, will benefit from the transaction to the extent of his interest in this entity. However, this arrangement is solely for our benefit and is not intended to provide Mr. Akella compensation in lieu of a salary. We believe, based on rents and fees for similar services in New York City that the fee charged by Phoenix Capital Partners, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors are not deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

From our inception to date, our executive officers and directors have advanced a total of $500,000 to us to cover expenses primarily related to our public offering and the private placement and to fund working capital. Such loans are payable with 4% annual interest upon our consummation of a business combination, subject to earlier repayment solely from interest in excess of $750,000 earned on the trust account.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

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

Our Board of Directors does not have any policies or procedures that it follows in connection to transactions it undertakes with related parties. The determination of any policies or procedures will be made after we consummate a business combination. Other than the repayment of expenses, Argyle has had no transactions with related parties since its initial public offering.

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2007, our principal independent auditor was Miller, Ellin & Company, LLP, the services of which were provided in the following categories and amount:

Audit Fees.

The aggregate fees billed by Miller, Ellin & Company, LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2007, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and for services performed in connection with the Company's registration statement on Form S-1, were $16,012.

Audit Related Fees

Other than the fees described under the caption "Audit Fees" above, Miller, Ellin & Company, LLP did not bill any fees for services rendered to us during fiscal year 2006 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Miller, Ellin & Company, LLP for professional services rendered during the fiscal year ended December 31, 2007 for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by Miller, Ellin & Company, LLP for other professional services rendered during the fiscal year ended December 31, 2007.

Pre-Approval of Services.

We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

Balance Sheets
Statement of Operations
Statement of Stockholders’ Equity
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

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-128008).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INDIA ACQUISITION CORP.

April 15, 2007	By:	/s/ Ramesh Akella
Ramesh Akella, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raju Panjwani	Chairman of the Board of Directors	April 15, 2007
Raju Panjwani

/s/ Ramesh Akella	Chief Financial Officer and Director ((principal executive officer and principal financial and accounting officer)	April 15, 2007
Ramesh Akella

/s/ Shekhar Wadekar	Executive Vice President, Secretary, Treasurer and Director	April 15, 2007
Shekhar Wadekar

/s/ Rohit Phansalkar	Executive Vice President and Director	April 15, 2007
Rohit Phansalkar

INDEX TO FINANCIAL STATEMENTS

CONTENTS	PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006	F-2

STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007, AND 2006, AND THE
PERIOD FROM JULY13, 2005 (INCEPTION) TO DECEMBER 31, 2005	F-3

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006	F-4

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006, AND THE PERIOD FROM JULY13, 2005 (INCEPTION) TO DECEMBER 31, 2007	F-5

NOTES TO FINANCIAL STATEMENTS	F-7

[Report of Miller Ellin]

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$227,322	$1,085,202
Cash held in trust account	57,715,997	55,118,592
Accrued interest receivable	116,279	204,927
Prepaid expenses	13,750	20,500
Total assets	$58,073,348	$56,429,221

Liabilities and Stockholders' Equity
Current and total liabilities:
Accounts payable and accrued expenses	$433,080	$120,261
Income taxes payable	671,408	637,001
Deferred underwriting fees	2,265,500	2,265,500
Total current and total liabilities	3,369,988	3,022,762

Common stock subject to redemption, 1,415,229 shares at redemption value of $8.06	11,403,213	10,826,505

Stockholders' Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	897	897
Paid-in capital in excess of par	41,327,209	41,903,917
Earnings accumulated during the development stage	1,972,041	675,140
Total stockholders' equity	43,300,147	42,579,954
Total liabilities and stockholders' equity	$58,073,348	$56,429,221

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)
STATEMENT OF OPERATIONS

			For the period
			from July 13, 2005
	Year Ended	Year Ended	to
	December 31, 2007	December 31, 2006	December 31, 2007

Revenues:
Interest income	$2,854,551	$2,111,358	$4,965,925

Total revenues	$2,854,551	$2,111,358	$4,965,925

Expenses:
General and administrateive expenses
Formation and operating expenses		14,053	10,558
Travel & entertainment	228,728	320,649	518,374
Administrative services	60,158	45,000	105,158
Professional fees	223,056	296,325	463,745
Other expenses	374,301	64,380	435,742

Total expenses	886,243	740,407	1,533,576

Income before provision for income taxes	1,968,309	1,370,951	3,432,349
Provision for income taxes	671,408	510,728	1,460,308

Net income	$1,296,901	$860,223	$1,972,041

Weighted average shares outstanding:
Basic	8,966,796	8,966,796	6,795,390
Diluted	12,088,223	11,740,198	9,752,269

Net income (loss) per share, basic	$0.14	$0.10	$0.29
Net income (loss) per share, diluted	$0.11	$0.07	$0.20

See accompanying notes to financial statements

STATEMENTS OF STOCKHOLDERS' EQUITY

For the period from July 13, 2005 (inception) to Dec 31, 2007

				Earnings
	Common Stock		Paid-in	Acccumulated
		Par Value	Capital in	During the	Total
		$0.0001	Excess of	Development	Stockholders'
	Shares	Amount	Par	Stage	Equity

Balance, at December 31, 2005	1,562,500	$157	$24,843	$(3,000)	$22,000

Stock issuance on April 5, 2006 @$8.00	6,156,250	616	49,249,384	-	49,250,000
Stock issuance on April 5, 2006 @$8.00	923,437	92	7,387,404	-	7,387,496
Stock issuance on March 30, 2006 @$8.00	93,750	9	749,991	-	750,000

Proceeds from exercise of options on April 5, 2006	230,859	23	3,671	-	3,694
Expenses of offerings	-	-	(4,684,871)	-	(4,684,871)

Less: Proceeds subject to possible redemption of 1,415,229 shares, 19.99% of public shares are subject to redemption $8.06 per share	-	-	(10,826,505)	-	(10,826,505)
Net income	-	-	-	678,140	678,140
Balance, at December, 2006	8,966,796	897	41,903,917	675,140	42,579,954

Adjustment in value of shares subject to possible conversion	-	-	(576,708)	-	(576,708)

Net income Jan 07 - Dec 07	-	-	-	1,296,901	1,296,901

Balance, at December, 2007	8,966,796	$897	$41,327,209	$1,972,041	$43,300,147

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOW

			For period
			from July 13, 2005
	Year Ended	Year Ended	(inception) to
	December 31, 2007	December 31, 2006	December 31, 2007

Cash flows from operating activities
Net income	$1,296,901	$678,140	$1,922,041
			-
Adjustment to reconcile net loss to net cash			-
provided by operating activities:			-
Increase in accrued interest receivable	88,648	(204,927)	(116,279)
Increase in prepaid expenses	6,750	(20,500)	(13,750)
(Decrease) increase in accounts payable and accrued expenses	261,824	78,462	393,286
Income taxes payable	34,407	637,001	671,408
Net cash used in operating activities	1,688,530	1,168,176	2,856,706

Cash flows from investing activities:
Payment to trust account	(2,597,405)	(55,118,592)	(57,715,997)
Net cash used in investing activities	(2,597,405)	(55,118,592)	(57,715,997)

Cash flows from financing activities:			-
Gross proceeds from public offering	-	56,637,496	-
Gross proceeds from private offering	-	750,000	56,637,496
Proceeds from notes payable, stockholders	-	(200,000)	-
Proceeds from exercise of management options	-	3,697	750,000
Payment of offering costs	-	(2,156,809)	-
Net cash provided from financing activities	-	55,034,384	25,000
			-
Net increase in cash	(908,875)	(53,950,416)	3,697
Cash, beginning of period	1,085,202	1,234	(2,156,809)
Cash, end of period	$176,327	$1,085,202	$(223,766)

Supplemental non-cash financing transactions
Accrual of costs of public offering	$-	$2,232,396	$176,327
Accrued deferred offering costs	-	-	-

See accompanying notes to financial statements

NOTES TO PHOENIX INDIA ACQUISITION CORP.’s FINANCIAL STATEMENTS
(a corporation in the development stage)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated in Delaware on July 13, 2005, as a blank check company whose objective is to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, a currently unidentified business with primary operations in India.

Primarily all activity from April 5, 2006, the consummation date of the Company’s initial public offering (“Offering”) described below, through December 31, 2007 relates to the Company’s efforts in identifying an acquisition target in India. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company’s initial public offering ("Offering") was declared effective March 31, 2006. The Company completed a private placement (the “Private Placement”) on that date and received net proceeds of $750,000. The Company consummated the Offering on April 5, 2006 including the 923,437 units subject to the underwriters’ over-allotment option and the private placement sold to the existing officers and directors through an entity they own and received net proceeds of approximately $54,256,921 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company operating in India (a “target business”).

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

There are no assurances the Company will be able to successfully effect a business combination. An amount of $57,715,997 or 102% of the gross proceeds of the Offering and the private placement is being held in an interest-bearing trust account at JP Morgan Chase NY Bank maintained by American Stock Transfer & Trust Company (“Trust Fund”) and invested in United States Treasury Bills with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated with the Investment Company Act of 1940, until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Company. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, executes agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund, there is no guarantee that they will execute such agreements. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, and the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

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

Income tax expense for both the year ended December 31, 2007 and period from July 31, 2005 (inception) to December 31, 2007 was $671,408 and $1,460,308, respectively; which amounts to an effective tax rate of 34.1% and 42.5%, respectively.

The effective tax rate differs from the statutory rate of 34% primarily due to state and local taxes.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.	Deferred Offering Costs

Deferred offering costs at December 31, 2007 and 2006 consisted principally of accounting fees, legal fees and other fees that are related to the Offerings that were charged to capital upon the receipt of the capital raised.

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

The following table sets forth the computation of basic and diluted per share information:

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

EARNINGS PER SHARE

		For the period
		from July 13, 2005
	Year ended	(inception)
	December 31, 2007	December 31, 2007

Numerator:
Net Income	$1,296,901	$1,972,041

Denominator:
Weighted-average common shares outstanding	8,966,796	6,630,842
Dilutive effect of warrants	3,121,427	3,121,427
Weighted-average common shares outstanding, assuming dilution	12,315,299	9,752,269

Net Income Per Share:
Basic	$0.14	$0.29
Diluted	$0.10	$0.20

8.	Subsequent Events

On March 1, 2008, the Company entered into a definitive agreement to purchase convertible preferred shares of Citius Power Limited, a company registered under the laws of Mauritius ("Citius"), representing 65% of the common shares of Citius on an as converted, fully diluted basis. Citius has entered into agreements to purchase up to 109 Megawatts ("MW") of operating wind energy assets in India and has a business plan to own and operate 3,000 MW of wind energy generating assets in India, subject to availability of financing.

On March 1, 2008, our Board of Directors agreed to seek an amendment to the Company’s charter by holding a special shareholders meeting for the sole purpose of considering and voting upon a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to remove Article SIXTH and to redesignate Articles SEVENTH, EIGHT, and NINTH as Articles SIXTH, SEVENTH, and EIGHTH, respectively (the “Amendment”).

On March 7, 2008 the Company filed the preliminary proxy with the Securities and Exchange Commission whereby the record date for the special meeting was set for March 10, 2008. On or about March 21, 2008, the proxies were first being mailed to stockholders.

On March 26, 2008, the Company’s Board of Directors voted to liquidate the trust for the benefit of stockholders excluding management. The Company’s officers notified American Stock Transfer & Trust Company, the trustee to liquidate the trust assets. The liquidation date is set for April 20, 2008 and funds will be remitted to the stockholders by the trustee on April 21, 2008.

On April 8, 2008, the Company held its special shareholders meeting. A majority of the stockholders of the Company approved the proposed amendment of the Certificate of Incorporation and removed Article SIXTH and redesignated Articles SEVENTH, EIGTH, and NINTH as Articles SIXTH, SEVENTH, and EIGHTH, respectively.