Form 10-K/A
period 2007-12-31
Phoenix India Acquisition Corp.
filed 2008-04-21
CIK 1336775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-32941

Phoenix India Acquisition Corp.

Name of issuer as specified in its charter)

Delaware	20-3195916
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

590 Madison Avenue, 6th Floor,
New York, New York,	10022
(address of principal executive offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

This amendment and restatement on Form 10K/A to the Annual Report of Phoenix India Acquisition Corp. (the "Company") for the fiscal year ending December 31, 2007 amends and restates in its entirety the Form 10-K of the Company for the fiscal year ending December 31, 2007 originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2008.  The purpose of this amendment and restatement is to restate the Company's business as such changed subsequent to December 31, 2007 and to provide disclosures with respect to such new business of the Company including disclosures of the industry and the risk of the business in which the Company is seeking to invest as well as to correct editorial errors to the Year 2006 financial statements provided in the Company's Form 10-K filed with the SEC on April 15, 2007.  This amendment to previously issued consolidated financial statements will not have an effect on total net cash flows during any of the periods restated.  Additional information about subsequent events can be found in our Current Report on Form 8-K/A filed with the SEC on March 6, 2008 and on our Form 14A filed with the SEC on March 20, 2008.

TABLE OF CONTENTS

Part I

1.	Business	4
1A.	Risk Factors	6
1B.	Unresolved Staff Comments	21
2.	Properties	21
3.	Legal Proceedings	21
4.	Submission of Matters to a Vote of Security Holders	21

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
6.	Selected Financial Data	24
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
7A.	Quantitative and Qualitative Disclosures About Market Risks	26
8.	Financial Statements and Supplementary Data	26
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	26
9A.	Controls and Procedures	26
9B.	Other Information	27

Part III

10.	Directors and Executive Officers of the Registrant	27
11.	Executive Compensation	30
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
13.	Certain Relationships and Related Transactions	31
14.	Principal Accountant Fees and Services	32

Part IV

15.	Exhibits and Financial Statement Schedules	33

Item 1. Business

Introduction

We were a blank check company organized under the laws of Delaware incorporated on July 13, 2005 in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination. We intended to focus our efforts on identifying within the information technology, information technology enabled service and information technology enabled products (IT/ITES/ITEP) industries, a prospective target business (or businesses), including those in the knowledge process outsourcing, or KPO, and business process outsourcing, or BPO, sectors operating in India.

On March 1, 2008, the board of directors changed the direction of the Company and the Company entered into a Share Subscription Agreement (the "Subscription Agreement") and a Shareholders Agreement (the "Shareholder Agreement") with Citius Power Limited, a limited liability company incorporated under the laws of the Republic of Mauritius ("Citius Mauritius" or "Target") and all of the existing shareholders of Citius Mauritius pursuant to which we will subscribe for 4,500,000 (Four Million Five Hundred Thousand) convertible preference shares (the "Convertible Preference Shares") of Citius Mauritius, representing 65% of the equity shares of Citius Mauritius on an as converted fully diluted basis. Citius Mauritius through its 99.99% subsidiary, Citius Power Limited ("Citius India") will acquire, own and operate already installed or build to own wind energy assets in India.

On March 1, 2008, our Board of Directors agreed to seek an amendment to the Company's charter by holding a special shareholders meeting for the sole purpose of considering and voting upon a proposal to remove Article SIXTH and to redesignate Articles SEVENTH, EIGHT, AND NINTH as Articles SIXTH, SEVENTH, and EIGHTH, respectively (the "Amendment"). Article SIXTH of the Certificate of Incorporation requires (i) the Company to obtain prior stockholder approval of any acquisition by the Company, whether by merger, capital stock exchange, asset or stock acquisition or other similar type of transaction of an operating entity (a “Business Combination”), (ii) sets forth stockholders procedure for approving or dissenting from any Business Combination, and (iii) required the Company to dissolve and liquidate if a Business Combination is not consummated in 18 months followings the Company’s IPO (or 24 months from such date of the Company had executed a letter of intent with respect to a potential Business Combination).

On March 7, 2008 the Company filed the preliminary proxy with the Securities Exchange Commission whereby the record date for the special meeting was set for March 10, 2008. On or about March 21, 2008, the proxies were first being mailed to stockholders.

On March 26, 2008, the Company's Board of Directors voted to liquidate the trust for the benefit of stockholders excluding management. The Company's officers notified American Stock Transfer & Trust Company, the trustee to liquidate the trust assets. The liquidation date is set for April 20, 2008 and funds will be remitted to the stockholders by the trustee on April 21, 2008. The actual per-share redemption price will be equal to the amount in the trust account (exclusive of the proceeds of the private placement) net of taxes divided by the number of shares sold in our public offering. After taking into any account interest earned on the trust account, the per-share redemption price will be approximately $8.03.

On April 8, 2008, the Company held its special shareholders meeting. A majority of the stockholders of the Company approved the proposed amendment of the Certificate of Incorporation and removed Article SIXTH and redesignated Articles SEVENTH, EIGHT, AND NINTH as Articles SIXTH, SEVENTH, and EIGHTH, respectively. As a result, the Company does not have to be liquidated and will continue its efforts of closing on the announced transaction with the Target by raising new capital through a private placement.

Industry Overview

The terrain and prevailing wind conditions make numerous locations in India ideal for wind energy generation. The South-West monsoon winds, which begin in April and weaken around September, provide a steady flow of wind starting in the Indian Ocean and gradually moving in a north-east direction. During the peak wind season (predominantly July), surface wind speeds exceeding 12 to 20 miles per hour are experienced over Western India, Southern Tamil Nadu, Saurashtra, the Kutch regions and coastal Bengal. Strong upper winds (500 feet or more above ground level) are found in the interior peninsula, Western Madhya Pradesh, Rajasthan and Saurashtra during the peak monsoon season. During the winter months, the large scale air flow reverses, and moves from the Himalayan belt towards the Indian Ocean, which is known as the North-East monsoon. Wind speeds over 6 miles per hour are experienced during this period in Orissa, Saurashtra, Kutch and Southern Tamil Nadu.

India's wind power potential is presently assessed at around 70,000 MW, and is expected to be scaled up even higher as WTG technology improves and more states are surveyed. However, despite the ideal conditions for wind energy in India, it has been a dormant industry until recently.

Government initiatives in the late 1980s first promoted the development of wind energy in India. The Government's wind power program included a comprehensive wind resource assessment program, research and development, implementation of demonstration projects to create awareness, development of infrastructure capability (such as development of the grid systems), capacity of support services such as installation, operation and maintenance of the wind turbines and policy formulation. Both Union and State Governments introduced policies that encouraged private investment in the wind energy sector. One of the most effective of these policies was that which allowed the entire cost of installing a wind energy power plant to be depreciated and written off in the year of installation. Further, SEBs, the State Government power grids, were required to purchase power generated by wind energy plants at competitive rates and pursuant to long-term PPAs. The wind energy generator, on the other hand, was not obligated to sell the power to the grid, and could sell the power to industry if better rates were available.

The promotion of wind energy through these, and other Government incentives, led to an increase in the development of wind energy generation in India. Over the last five to ten years, many new Wind Energy Assets were constructed by wind turbine manufacturers on a fixed cost turnkey basis, who then sold partial interests in the wind farms to private (and often non-energy sector) enterprises, who wished to avail themselves of the tax incentives offered. Companies generally purchased relatively small holdings of Wind Energy Assets within larger wind farms (generally assets aggregating to around 7 MW in capacity), and used the tax incentives to shelter their unrelated corporate income. While an average wind farm in India may range in size between 30 MW to 150 MW, it typically has multiple owners with individual ownership interests ranging in size from 0.25 MW to 25 MW.

The Government's promotion of wind energy also prompted the development of a support industry to the wind energy industry. Indian companies began manufacturing wind turbines for the local market, which historically had been manufactured in Europe. A number of these Indian companies were collaborations with foreign manufacturers, manufacturing wind turbines through joint ventures or under licensing arrangements. However, in recent years there has been a growth in the number of local manufacturers of wind turbines and components, such as Suzlon Energy Limited, which is fast emerging as a major multinational company in the field of wind energy. India now exports wind energy parts to the United States, Australia, China, South Korea and Japan, and the Indian wind turbine and component manufacturing industry is expected to become a net exporter by 2012. Most wind turbine manufacturers also construct and commission wind farms, delivering complete turnkey projects to customers.

In addition to the manufacture of wind turbines, a burgeoning service industry has developed for the planning, development, installation and operation and maintenance of Wind Energy Assets in India, and for the supply of spare parts, tools and lubricants.

Given the nature of its development in India, the wind energy industry is fragmented, and there are currently about 800 privately owned Wind Energy Assets in India, mostly owned by passive owners, for whom power generation is not a part of their core business. Small scale owners generally own a number of Wind Energy Assets within a larger wind farm that has been developed in a suitable location. Each wind farm has one or more PPAs for the sale of the generated electricity to the relevant SEB, or directly to third party purchasers through a PPA, and an associated transmission or wheeling and/or banking agreement with the relevant transmission company.

If power is not used by a captive, i.e., for internal consumption or through long-term PPAs, it is sold to third party users either on a long-term or short-term basis (spot) through the power grid owned or operated by a power distribution company. This grid may be local, regional, national, or a combination thereof. Depending on the maturity of the power industry, power producers may sell the power to end users and use the grid as a "wheeling" mechanism. "Wheeling" is the service provided by the grid whereby it picks up power from a power producer at one point on the grid, and delivers that power to a customer at another point on the grid that could be hundreds or thousands of miles away.

"Banking" is another mechanism of ensuring continuity of revenue from wind farms. As wind energy produces power with a degree of volatility - the power produced varies by hour, day, week and month (though not much by year) - and most consumers require a steady supply of power, the grid may provide a "banking service." This is a balancing mechanism whereby the grid picks up power from producers with output volatility, and supplies power to consumers on a steady basis. In some Indian states the banking arrangements last for one year, which means that a power producer can supply a given number of generation units in any year to the grid, and these units can be sold to consumers over the course of the year.

Even though wind energy is a low maintenance operation, in most instances the owners of Wind Energy Assets in India have outsourced the responsibility of the operation and maintenance of the Wind Energy Assets to third party contractors. In addition, the typical operation is generally too small to benefit from the sale of carbon credits attributable to the Wind Energy Assets. In many cases, having derived the "tax holiday" at the outset, many owners appear to have been content to keep their investment as a passive investment. It is anticipated that some would prefer to sell their assets and exit the industry, if a buyer were available. The Company's strategy is to provide an exit option for many of these passive Wind Energy Asset owners, and subsequently aggregate these small holdings to take advantage of ongoing tax incentives, access to capital markets that are not readily available to small power plants, and carbon credits through the expansion of existing assets. As far as the Company is aware, to date there have been almost no re-sales of existing Wind Energy Assets in India.

The Company intends to focus its wind energy development efforts predominantly in the states of Tamil Nadu, Maharashtra, Karnataka, Rajasthan, Gujarat and Andhra Pradesh. The wind conditions in these states are suitable for wind energy generation, the states are highly industrialized, and as such, have significantly higher per capita demand for power. Further, the State Governments in these states have implemented policies that support the development of wind energy generation.

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

Since we have not closed on the selected target business with which to complete a business combination, investors are unable to currently ascertain the merits or risks of the target business’ operations.

Since we have not yet closed on the target business, investors have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we close on a transaction with an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all of the significant risk factors.

We will issue shares of our capital stock or convertible debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 89,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of blank check preferred stock, par value $.0001 per share. As of December 31, 2007, there were 80,033,234 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of blank check preferred stock available for issuance. We will issue a substantial number of additional shares of our common stock or blank check preferred stock, or a combination of common and blank check preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our blank check preferred stock:

•	Will significantly reduce the equity interest of current stockholders;
•
Will cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of some, or all of our present officers and directors;

•
Will reduce or limit the voting power or other rights of holders of our common stock if we issue preferred stock with dividend, liquidation, compensation or other rights superior to the common stock; and

•	Will reduce the prevailing market prices for our common stock warrants and units.

Similarly, if we issue debt securities, it could result in:

•	Default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;
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

Following the transaction, we may be liable to our clients for damages caused by disclosure of confidential information or system failures.

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

We may be unable to obtain additional financing, if required, to complete the contemplated transaction or to fund the operations and growth of the target business, which could compel us to restructure the transaction.

If we have insufficient funds to complete the proposed transaction through our private placement efforts, we will be required to seek additional financing. We cannot assure our stockholders that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate the proposed transaction, we would be compelled to restructure the transaction or abandon it altogether and seek an alternative target business candidate. In addition, we may not have a sufficient amount of working capital available to find an alternate suitable transaction without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate an alternative transaction. In addition, if we consummate an alternate transaction, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could limit the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a transaction.

Our ability to successfully effect the contemplated transaction with the Target and to be successful afterward will be totally dependent upon the efforts of our management, some of whom may join us following the Transaction. It is also possible that one or more of our current officers and directors will resign upon the completion of the Transaction.

Our ability to successfully effect our investment in the Target will be totally dependent upon the efforts of the members of our management team. The future role of our management following the transaction, however, cannot presently be fully ascertained. Although we expect our officers and directors to remain associated with us following the transaction, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure our stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may result in our operations becoming less efficient.

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

Risks associated in India

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

Foreign currency fluctuations could cause a transaction to be more expensive.

Because our business objective is to acquire one or more operating businesses with primary operations in India, changes in the U.S. dollar-Indian rupee exchange rate may affect our ability to achieve such objective. The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the Indian rupee, any transaction will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and Indian rupees, which may make it more difficult to consummate a transaction.

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

If the relevant Indian authorities find the Target or the target business with which we ultimately complete a business combination to be in violation of any existing or future Indian laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

Risks Related to Our Business and Operations Following the Transaction

As a result of the acquisition, our stockholders will be solely dependent on a single business

As a result of the acquisition, our stockholders will be solely dependent upon the performance of the Target and its business. As a result, following this Transaction we will be subject to a number of risks that relate generally to the renewable energy industry in India.

Because after the consummation the Transaction a significant portion of our assets will be located outside of the United States, it may be difficult for investors to enforce their legal rights against such assets

After the consummation of the transaction a significant portion of our assets will be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under applicable securities laws.

Because the Indian judiciary will determine the scope and enforcement under Indian law of almost all of the material agreements entered into by The Target (prior to the Transaction) or us (following the Transaction and completion of the reverse merger), we may be unable to enforce our rights inside and outside of India

Indian law will govern almost all of our material agreements, some of which may be with Indian governmental agencies. Therefore, we may not be able to enforce these material agreements and certain remedies may not be available outside of India.

Our liquidity or ability to raise capital may be limited

The successful execution of the Company's business strategy depends on its continued access to financing. In addition, The Target must also have access to liquidity to invest as equity or subordinated debt to meet its capital needs. The Company relies upon access to the capital markets and the possible cash flow from its other operations, if any, to fund asset growth and to provide sources of liquidity. There can be no assurance that The Target' funding relationships with commercial banks, investment banks and financial services companies will continue. If these credit facilities are not extended and we cannot find alternative funding sources on satisfactory terms, or at all, the Company may be materially adversely affected.

The Target has no operating history in power generation

To date, the Target does not own any power generation assets, and has not earned any revenue, though it has entered into binding Purchase Agreements to acquire Wind Energy Assets representing an aggregate of 412 MW of generation capacity and has offered or has entered into memoranda of understanding to acquire an additional 1,461 MW of new constructs. It may be difficult, therefore, to evaluate the Target's current or future prospects. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses.

The Target does not have legal title to any existing wind or other renewable energy assets

The Target has entered into binding Purchase Agreements to purchase Wind Energy Assets with a total aggregate generation capacity of 412 MW, but as at the date of this filing, does not have legal title to any of these assets. In order to acquire valid legal title to the aforesaid Wind Energy Assets, consent is required to be obtained from the lenders in whose favour the land and/or other Wind Energy Assets are charged, and the owners/lessors of the leasehold land where the Wind Energy Assets are located, if necessary. Furthermore, the consent of the respective contract counterparties is required to be obtained for the assignment of the PPAs, O&M contracts and other ancillary agreements relating to the Wind Energy Assets. If such consents are not forthcoming, the Target will be unable to complete the Purchase Agreements for the Wind Energy Assets, which will have an adverse effect on the business, financial condition and results of operations of the Target.

The Target may not be able to acquire subsequent wind or other renewable energy assets, or construct new wind energy assets

While the Target has identified a number of potential acquisition targets, the Target can give no assurance that the Target will be able to conclude transactions on acceptable terms in respect of desirable acquisition targets so as to reach the Target's intended initial goal of acquiring over 1,000 MW of existing generation capacity within 12 to 18 months of financial close of this transaction, or its long-term generation capacity target of up to 3,000 MW of renewable energy assets in the first five years of the Target's operations. The terms of the Purchase Agreements are such that the acquisition is subject to the satisfactory completion of due diligence, the transfer of necessary licences and the obtaining of any necessary third party consents. If the outcome of due diligence is unfavorable, the necessary licences are not transferred and/or consents are not obtained, or simply if the Target does not have sufficient funds, it will not be able to acquire the assets. Further, the Target expects to construct approximately 1,000 MW of generation capacity through new developments of Wind Energy Assets within two years of the financial close of this transaction. However, as of the date of this Memorandum, the Target has not yet entered into any binding turnkey construction contracts for the development of new assets. Therefore, failure by the Target to acquire existing assets, or to construct new developments of assets, would have a material adverse effect on our business, financial condition and results of operations.

The Target is relying on funding from this Transaction, and future equity and debt financing, to acquire the assets for the Target's business

The acquisition of Wind Energy Assets and other renewable energy assets is subject to the Target obtaining sufficient funding. The Target is a pre-revenue enterprise, and, accordingly, is reliant on the success of this business combination to acquire funding to build the asset base required for the Target to operate its business. If this Transaction does not raise sufficient funding, the Target will be unable to acquire all, or any of the assets outlined elsewhere in this Risk Factors Section PPM. The Target cannot give any assurances that this Transaction will deliver the necessary funding to enable the Target to acquire or develop renewable energy assets, and this would have a significant negative impact on the operations of the Target, its financial condition and results, and its ability to meet its objectives.

The Target is seeking debt capital to finance future acquisitions. However, the debt and equity funding made available may not suffice to fully finance 1,000 MW of Wind Energy Assets in the coming two years, nor to acquire up to 3,000 MW of renewable energy assets by 2012. Should future funding be insufficient, the Target will be unable to continue acquiring or developing assets for the Target's business. The Target cannot give any assurances that future equity and/or debt funding will be available to the necessary extent, if at all, to enable the Target to continue acquiring or developing additional renewable energy assets, and this would have a significant negative impact on the operations of the Target, its financial condition and results, and its ability to meet its objectives.

Moreover, competitors of the Target with greater resources, immediate access to funding and/or an established presence in the market could acquire desirable Wind Energy Assets before the Target obtains financing and can conclude binding purchase agreements for the assets with the owners of existing assets, or turnkey construction contracts with wind farm developers for the development of new assets.

The financial success of the Target will be dependent on the ability of the Target to acquire assets at attractive prices

The Target's business plan assumes that the Target will be able to acquire existing Wind Energy Assets at a specified multiple of the asset's historic EBITDA. The Target's financial position will be affected if the Target is required to pay a higher than anticipated price for existing Wind Energy Assets it purchases.

The Target is undertaking and may expand into businesses in which it has no prior experience

The Target lacks experienced staff to operate, maintain and manage the Wind Energy Assets, and is reliant on contractors to undertake the key operations of the business. The Target relies on third parties to carry out its day-to-day activities.

As a new company, the Target has no prior experience in the acquisition, operation or development of Wind Energy Assets or other renewable energy assets. While the management is comprised of experienced business people, only the Target’s CTO has direct prior experience in the wind energy sector.

The acquisition of assets will affect the Target's cash flows and results of operations

The Target plans to regularly acquire Wind Energy Assets to build its business, to develop new Wind Energy Assets and to acquire, develop or invest in other renewable energy assets in the future. Future acquisitions and developments could mean that at times, the Target's cash flow is negative, and may further result in the incurrence of additional indebtedness and liabilities which could have a material adverse effect on the business, financial condition and results of operations of the Target.

The Wind Energy Assets being acquired initially are not newly constructed

The Target proposes initially to purchase existing operating Wind Energy Assets, a number of which have already been operating for approximately five years or longer. While the Target will procure that physical and technical inspections of each of the Wind Energy Assets is undertaken prior to purchase as part of the due diligence review, such an inspection will not provide the Target with an absolute assurance that the future maintenance costs have been fully factored into the decision to purchase the Wind Energy Asset and the price to be paid for such asset.

Further, notwithstanding thorough due diligence, a second-hand Wind Energy Asset may have conditions or defects that the Target is not aware of when it buys it, and which may require the Target to incur costly repairs. These repairs are likely to require the temporary decommissioning of the Wind Energy Asset, resulting in reduction in revenue, increased maintenance expenditure and a potential breach of a supply obligation under a PPA with the offtaker. In buying previously owned Wind Energy Assets, the Target may not be able to avail itself of manufacturers' or installation contractors' warranties or guarantees in relation to the turbines or other component parts due to warranty periods having expired, or the warranties not being assignable. These consequences will affect the business, financial condition and results of operations of the Target.

The construction of new electricity generation facilities brings certain risks

Power sector projects carry project-specific, as well as general, risks. The risks specific to the construction of new energy projects which will generally fall outside the control of the Target include:

•	political, regulatory, fiscal, monetary, legal actions and policies that may adversely affect the viability or the economics of a project;

•	changes in government and regulatory policies relating to the power sector;

•	delays or failures by contractors and suppliers in the construction and operation of projects;

•	adverse changes in demand for, or the price of, power generated by projects;

•	the willingness and ability of consumers to pay for the power produced by projects; and

•	increased project costs due to environmental challenges and changes in environmental regulations.

While the Target proposes to engage developers, in the capacity of engineering, procurement and construction ("EPC") contractors, to carry out new developments on a fixed price turnkey basis (e.g. the delivery of a complete operating energy facility) (if and when such fixed price turnkey contracts are available) and thereby to allocate many of the new development risks to the developer, not all of these risks can be allocated to third parties (particularly at an acceptable price). Accordingly, delays in completion of a project, the resultant increase in funding costs, and delays in the commencement of cash flows may increase the capital needed to complete construction, which may in turn have an impact on the Target's financial condition and results of operations.

Further, the experience and reputation, and human and technical resources, together with the financial standing of the developers, are key factors in determining the likelihood of the timely completion of the new development for the agreed price. Ensuring that the developers have satisfactory financial resources to support liquidated damages and performance obligations under a turnkey construction contract is also important, as the failure of a developer will have an adverse impact on a new project. It should be anticipated in such a robust market as renewable energy represents today in India and in the foreseeable future that demand for the services of reputable contractors will be great and the negotiating position of the Target will be consequently affected.

The construction of new electricity generation facilities is subject to regulation

India has existing legislation (and may introduce further legislation) governing the manufacture, installation, operation and decommissioning of Wind Energy Assets. A wind farm developer (or its contractor(s)) must comply with procedures relating to the acquisition of land to be used for wind farms and relevant planning regulations, and obtain approvals for the commencement of the wind energy project, including clearances from environmental regulators. If legislation and regulations relating to the Target's activities are made more stringent, such as increasing the requirements for obtaining approvals or meeting government standards, this could result in changes to the infrastructure necessary for the Target's wind energy projects and the technical requirements for the Wind Energy Assets, thereby increasing the costs related to the development of wind farms vis à vis other energy sources. These factors would have a material adverse effect on the business, financial condition and results of operations of the Target.

The construction of new electricity generation facilities is subject to the acquisition of suitable land, equipment, permits and availability of contractors

The success of the Target's plans to develop new electricity generation facilities is subject to the availability of appropriate sites, equipment, spare parts and contractors. Wind Energy Assets need to be installed in locations with suitable wind patterns, and competition for desirable wind energy sites is increasing as the demand for renewable energy increases. Further, licences or permits may need to be obtained. (See "Risk Factors - The construction of new electricity generation facilities is subject to regulation"). The availability of suitably experienced contractors to undertake the construction of the new Wind Energy Assets could also be limited as the number of projects under construction increases.

The Target can give no assurance that it will be able to develop new Wind Energy Assets on time, that such assets will generate the anticipated quantity of electricity, or that the assets can be constructed at an economic and acceptable price, or at all.

The construction and operation of wind energy projects may face opposition from local communities and other parties

Wind farms can create noise and are considered by some to be aesthetically unappealing. Certain environmental organizations have expressed opposition to wind turbines on the allegation that wind farms cause the killing of birds and have other adverse effects on flora and fauna. In India, some communities have claimed that the local climate has been adversely affected by the operation of nearby Wind Energy Assets. The introduction or enhancement of legislation restricting the construction of Wind Energy Assets to take into account some of these concerns could cause significant constraints on the growth of the wind energy industry in India. This would have an adverse effect on the business, financial condition and results of operations of the Target.

There are credit risks arising from the Power Purchase Agreements

The Target intends to acquire Wind Energy Assets that have already contracted for the sale of generated power under an existing PPA, either with the local SEB distribution company, or a private third party purchaser. The Target intends to acquire assets that have long-term offtake agreements with such customers. However, as the Target's revenue is directly attributable to the PPAs, a credit risk may arise should the PPAs expire or be terminated for any reason.

The terms of the PPAs may be detrimental to the Target. In such cases, the Target would need to enter into a new PPA with the offtaker, which may not be on equally favorable terms. Also, if the Target is assigned a PPA through the acquisition of a Wind Energy Asset, but defaults in its obligations to supply the offtaker under that agreement, the offtaker may have a reason to terminate that PPA for cause. Alternatively, a PPA may simply expire in the near future and not be subject to renewal rights. The expiry or termination of a PPA will affect the cash flow of the Target, and a PPA would need to be renegotiated, or a new offtaker secured, to preserve the Target's revenue from the Wind Energy Asset. Moreover, if the power offtaker under any PPA defaults, the Target is likely to be an unsecured creditor, and may suffer serious financial consequences as a result, particularly if the defaulting party is insolvent, or if there are protracted proceedings in bankruptcy tribunals.

The laws in some states require the State Electricity Boards ("SEB") to purchase a specified percentage of electricity from renewable sources. Some states also provide price support for renewable energy projects. To the extent laws such as these supporting renewable energy projects are amended or revoked, the Target's security of offtaker, or ability to take advantage of price support, may be affected. Further, the vast obligations of the SEBs to purchase electricity from all generators of renewable power within the state may exceed available funds, and the Target may fail to realize the benefits of the price support due to the inability of the SEB to honor its obligations.

The Target faces various forms of competition

A competitor with available funds and/or an established presence in the market will buy the Wind Energy Assets targeted by the Target, or replicate the Target's business plan before the Target obtains sufficient funding to acquire the targeted Wind Energy Assets. Such a competitor's access to immediate funding, and its consequent ability to effectuate prompt purchases of Wind Energy Assets, could prevent the implementation of the Target's business plan by removing targeted assets from the market - or driving up the market price for these assets. Such competitors might also appear attractive to sellers of assets should they have an established history of purchasing, developing and operating Wind Energy Assets in India.

The development of new Wind Energy Assets requires the identification, acquisition and permitting of land that has a viable wind resource. As the demand for and desirability of wind energy grows, competition for wind resources may increase, thus limiting the Target's development opportunities.

Competition from other sources of electricity generation may also impact on the Target's business. The demand for Wind Energy Assets is dependent to a certain degree on the cost of wind-generated electricity compared to electricity generated from other sources of energy. The cost of electricity produced by Wind Energy Assets is dependent on the cost of establishment of the Wind Energy Assets themselves, financing costs, maintenance costs and wind conditions at the designated site. The cost and limited supplies of oil, coal and other fossil fuels are key factors in determining the desirability of wind energy, as from an economic perspective, cheaper and large supplies of fossil fuels favour non-wind energy generation, while more expensive and limited supplies of fossil fuels favour wind energy. In addition to energy produced from other renewable energy sources, the main competition to wind energy is oil, coal, gas and nuclear-fuelled power generation. The cost-competitiveness of energy from renewable energy sources, particularly from wind energy, has been enhanced by the current near record-high prices for crude oil and petroleum products, and also from the tax incentives offered to developers of wind energy in India. Accordingly, the profitability of the Target depends to a certain degree on the continuation of high oil and petroleum prices, and of incentives for wind energy in India, in particular the tax benefits and statutory incentives currently enjoyed by wind farm developers.

An increase in cost competitiveness or enhancements in technology for other sources of power generation, the discovery of new and significant oil, gas and coal deposits, or a decline in the global prices of oil, gas and coal and other petroleum products, the removal of tax incentives, or increases of incentives for next generation wind technologies, or other renewable energy technologies, such as wave power or solar power technologies, could result in lower demand for wind energy, which would have a material adverse effect on the business, financial condition and results of operations of the Target.

Should any of the various competitive threats noted above materialize to any extent, they may have the effect of hindering the Target's growth such that it is unable to achieve its stated objective of operating up to 3,000 MW of renewable energy assets within the first five years of the Target's operations, or may result in the Target taking longer to achieve its objectives in respect of generation capacity.

The Target is reliant on certain key relationships

The Target will ultimately be reliant on relationships with other entities including electricity offtakers, transmission/distribution companies, O&M contractors and other service providers, developers and turbine and component parts manufacturers. The relationships with some of these counterparties (such as offtakers and transmission companies) are to a large extent outside the control and discretion of the Target. Moreover, there can be no guarantee that the Target will be able to continue to attract and retain experienced and reputable contractors, or maintain favorable relationships with developers and other parties, and any adverse disruptions to these key relationships could result in a severe negative impact on the business, financial condition and results of operations of the Target.

The Target is reliant on key individuals

The Target currently relies on a small number of key individuals, in particular the senior management of the Target, its Board of Directors and the Advisory Board members. Mr. Kailas, the Chairman and CEO and Mr. Kochhar, the Managing Director have executed an employment contract with the Target providing for a minimum three-year term and a non-competition restraint, which contract permits the relevant person to work for the any member of the The Target Group, including the Target. However, there can be no assurance that the management, the non-executive directors, and the Advisory Board members will remain with the Target, and the Target's business may be negatively affected by the departure of these key individuals.

The Target relies on third parties to carry out its day-to-day activities

Currently, the Target has no employees (other than its executive officers, the CFO and the CTO) and will continue to rely on services provided by third parties, such as wind farm developers and O&M contractors, to carry out its day-to-day activities. The Target is and will remain dependent on these services, and should any such third party fail to carry out its services, it could have a material adverse impact on the operations of the Target.

The Target's projects are subject to risks associated with the engagement of third party contractors

The construction, development, maintenance and operation of all newly-developed Wind Energy Assets as well as the continued maintenance and operations of existing operating Wind Energy Assets will be performed by third party contractors. The Target will not have direct control over the day-to-day activities of such contractors and will be reliant on such contractors performing these services in accordance with the relevant contracts. If the Target fails to enter into such contracts, or if the contractors fail to perform their obligations in a manner consistent with their contracts, the Target's projects may not be achieved, and the Target may not be able to recover all or any losses it incurs under a legal action brought in respect of a breach by any such third party contractor of its respective obligations. If a contractor engaged to work on behalf of the Target becomes insolvent, it may prove impossible to recover compensation for defective work or materials, and the Target may incur losses as a result of funding the repair of defective work or paying damages to persons who have suffered loss as a result of such defective work.

There may be security provisions and negative covenants in loan agreements entered into by the Target that affect the operations of the Target

The Target, or one of its subsidiaries may enter into debt financing (including both bond issues and bank financings), the terms of which are likely to contain provisions offering collateral for the prior satisfaction of the indebtedness owed to those lenders, in addition to the usual and customary restrictive covenants requiring the Target (as the case may be) to seek the prior consent of the lenders before undertaking specified activities. Any such restrictive covenants are likely to curtail the ability of the Target to freely carry on its business in the normal course and thus would affect the business, financial condition and results of operations of the Target.

The Target will be required to renew and maintain statutory and regulatory permits and approvals to operate its business

Certain statutory and regulatory permits and approvals will be required to operate the Target's renewable energy business in India. There can be no assurance that the relevant authorities in India will issue such permits or approvals in the time-frame anticipated, or at all. Failure to obtain and maintain required permits or approvals may result in the interruption of the Target's operations, which would have a material adverse effect on the business, financial condition and results of operations of the Target.

Governmental regulation may adversely affect the Target's profitability

There may be changes in government regulations or policies in India or Mauritius, in particular in relation to taxation, which could have a material adverse effect on the Target's activities.

Technological developments in the wind energy industry may render the existing Wind Energy Assets less effective

Technology is important in the non-conventional energy sector and a failure to keep abreast of technological advancements may result in the Target's competitors gaining a competitive advantage over the Target in terms of cost, efficiency and volume of wind energy generated. The Target intends to use respected and experienced O&M contractors to ensure that the Target's Wind Energy Assets are operated and maintained in compliance with international best practice.

The Target's cash flow in any year could be negative

As the Target is not yet operating any Wind Energy Assets, and may not acquire wind energy or other renewable energy assets as quickly as anticipated, the Target's initial cash flow could be negative. Likewise, as the Target intends to grow aggressively through acquisitions and developments of new Wind Energy Assets and other renewable energy projects, the cash flow of the Target could be negative as a result of the costs incurred in such acquisitions and developments, relative to the Target's income from the sale of power in addition to the risk of unforeseen liabilities and reductions in revenue (for example, due to higher than expected operating costs and maintenance costs.

Risks Related to the Industry

The generation output of the Wind Energy Assets will be affected by wind conditions

The viability of wind energy projects is dependent on wind patterns, which may not be constant and can vary seasonally. A sustained drop in wind conditions, though highly improbable, or the occurrence of natural disasters resulting from exceptional climatic conditions, could cause a reduction in the volume of electricity generated by the Target's Wind Energy Assets.

The efficiency of any power generating operation is measured in terms of the plant load factor ("PLF"). The PLF is a critical success factor of a Wind Energy Asset, and is calculated on the basis of the rated capacity (in kW) of a single wind mill and the number of hours the wind mill is generating power in a year. Adverse wind conditions will affect the PLF of the Wind Energy Assets, resulting in a loss of revenue or a potential breach of a contractual supply obligation under a PPA. Wind power is generally considered as a variable base load source of electricity, which means that power generated from any given wind farm will vary greatly over time. A reduction in the actual generation output of the Target's Wind Energy Assets will affect the business, financial condition and results of operations of the Target.

Energy generation assets are subject to operational risks such as equipment failure, non-performance to specification, accidents and turbine damage

Equipment failure and non-performance to specification, grid unavailability, planned and unplanned outages, accidents and turbine damage will affect the PLF of the affected assets, resulting in a loss of generation, additional maintenance and spare part replacement costs, and a potential breach of a contractual supply obligation under a PPA, which will in turn harm the financial condition and operations of the Target.

Some of these risks may be able to be allocated to the O&M contractors (in respect of existing assets), or the manufacturers/developers (in respect of newly built assets), and over the longer term can be minimized or mitigated through proper monitoring and inspections, and routine maintenance and repairs. Risks such as extreme weather events and natural disasters, while beyond the control of the Target, would be expected to be covered under insurance policies which the Target intends to obtain and maintain in respect of its assets, subject to the continued availability of such insurance at commercially reasonable premiums. Other extraneous risks, such as unavailability of the grid, are outside the control of the Target and will be uninsurable.

The Target is able to utilize significant government incentives offered to the renewable energy sector in India, but if such incentives are withdrawn, the Target's financial outlook will be affected

In recent years, the Union Government of India has enacted legislation and established policies that support the expansion of renewable energy sources such as wind energy, and such support has been a significant contributing factor in the growth of the wind energy industry in India. Support for investments in wind energy has been provided through fiscal incentive schemes and public grants to the owners of Wind Energy Assets, for example price support though preferential tariffs on power generated by Wind Energy Assets, and tax incentives promoting investments in and development of wind energy. Various State Governments have also provided wind energy generators with wheeling (transmission) facilities and have also allowed wind energy generators to bank power with the grid, due to wind being an intermittent source of power (for a further description of wheeling and banking, see "Business of the Target"). In addition, some State Governments also prescribe that utilities must obtain a specified minimum percentage of their electricity from renewable energy sources.

One of the most significant of the incentives is the Section 80-IA benefits under the Income Tax Act, 1961 ("ITA") which provide for a tax holiday for infrastructure projects in certain circumstances (as summarized in the section entitled "Taxation" in this Memorandum). By acquiring assets which were constructed taking advantage of these tax benefits, the Target, as transferee, expects to be entitled to obtain the benefit of these tax advantages. Further, the Target expects to take advantage of such tax incentives in respect of any new developments of renewable energy assets it undertakes. The Target's professional tax advisers have advised the Target that it will be entitled to the benefit of these tax advantages. However, there can be no assurances that the Target will in practice be able to gain such benefit in whole or in part.

Any decrease in or elimination of direct or indirect government support schemes will have a negative impact on the Target's plans to develop new Wind Energy Assets or other renewable energy assets. There can be no assurance that any government support in India will continue at the same level, or at all. If direct and indirect government support for renewable energy in India is terminated or reduced, this would make producing electricity from renewable resources less competitive, and the Target's financial performance would be affected. Further adverse effects could result, in relation specifically to the tax benefits the Target expects to be able to enjoy, if a claim for deductions under Section 80-IA of the ITA is disputed or disallowed by the Indian taxation authority.

The market price of electricity can be subject to volatility

To the extent the Target sells electricity on the spot market as a merchant IPP, it will be subject to fluctuations in the price of electricity on the spot market. While historically the market price of electricity has risen steadily over recent years, the market price may be exposed to some volatility depending on factors such as supply and demand, and transmission grid constraints.

The electricity sector is reliant on transmission and there are numerous transmission risks

Except where there is direct or embedded generation, wind energy and other renewable energy assets must be connected to the grid to supply the electricity to end users. If the grid fails, or experiences "downtime," the wind energy or other renewable energy asset, as the case may be, will not be able to deliver the generated electricity. This may affect the PLF of the asset indirectly, and consequently result in a loss of revenue for the Target, or a potential breach of a contractual supply obligation under a PPA.

As a generator of electricity, a wind farm (or other renewable energy facility) is required to meet certain technical specifications in order to be connected to the grid. If a particular facility does not comply with these specifications, or ceases to comply with them, it will not be permitted to connect to the grid. It can also incur liabilities and penalties for the non-technically compliant transmission of electricity. It may further be at risk of having its connection to the grid terminated unless it rectifies its non-compliance. The Target's operations and financial condition will be affected by any damages or penalties payable for any breach under a PPA and liabilities or penalties that the Target may incur for non-compliant transmission or through disconnection from the transmission network.

The electricity industry generally is highly regulated and any change in the regulatory environment will affect the Target's business and operations

The electricity industry in India in general is highly regulated by both the Union and State Governments. In addition, the nature of the Target's intended business and operations will mean that the Target will be subject to extensive environmental, health and safety and other legislation and regulations. In particular, environmental regulations are likely to evolve in a manner that will require stricter compliance and enforcement measures being implemented, increases in penalties for non-compliance, more stringent assessments of proposed projects and a heightened degree of responsibility for companies and their directors and employees. Compliance with the regulatory requirements in the industry could increase the Target's costs of operations and affect the Target's financial condition and results of operations.

The extent of regulation of the electricity industry means that changes in either the Union Government or any State Governments of India or their policies could result in significant changes to the current regulatory regime. New legislation or regulations may be adopted in the future that may materially adversely affect the Target's operations. New legislation or regulations, or different or more stringent interpretation or enforcement of existing laws and regulations, may also require the Target to change its operations significantly or incur increased costs which could have an adverse effect on the results of operations and financial condition of the Target.

Illegal diversion of electricity from the grid

It is possible for persons to directly connect their power supply to the grid and take electricity without such supply being metered and paid for. The diversion of power in this way has historically been widespread in India, and it is estimated that one third of all power supplied in India is taken in this way, costing India's utilities close to U.S.$5 billion a year. While government investigators employed by the SEBs have increased their monitoring of and enforcement against electricity theft, and the problem is diminishing, it still remains for the SEBs, who may be customers of the Target under long-term PPAs. The SEB's loss of revenue due to illegally diverted power may affect its ability to pay the Target under the PPAs. This creates a credit risk for the Target, which will affect the Target's business, financial condition, and results of operations.

Historic problems with credit control and of recovering accounts receivable

Large power producers in India have historically had, and continue to face, difficulties in collecting accounts receivable from offtakers under PPAs, regardless of whether the offtaker is a SEB or independent third party purchaser. To the extent that offtakers default in paying amounts due to the Target for delivered energy, or the Target is unable to enforce payment obligations of offtakers, the Target's financial position will be damaged.

Risks Related to India

Investments in India involve certain risks and special considerations. Such risks include but are not limited to: (a) social, economic and political uncertainty, including war; (b) the ability to sustain strong economic growth; (c) greater price fluctuations and market volatility than in developed markets; (d) less liquidity and smaller capitalization of securities markets than in certain industrialized markets; (e) currency exchange rate fluctuations; (f) interest rate fluctuations; (g) government involvement in and control over the economy; (h) government decisions to discontinue support of economic reform programs; (i) differences in accounting, auditing and financial reporting standards; and (j) the effectiveness of the Indian legal system.

Political instability could adversely affect business and economic conditions in India generally and the Company's business, results of operations and financial condition in particular

The Company's subsidiary operates in India, with all of its assets and employees located in India. The financial performance of the Company will be affected by changes in exchange rates and controls, interest rates, governmental policies, including taxation policies, as well as political, social and economic developments affecting India.

During the past decade, the Indian Government has generally pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector. Nevertheless, the role of the Union and State Governments in the Indian economy as producers, consumers and regulators has remained significant. There can be no assurance that these liberalization policies will continue in the future. Government corruption scandals and protests against privatization have occurred in the past and could slow down the pace of liberalization and deregulation. The rate of economic liberalization could change, and specific laws and policies affecting foreign investment, currency exchange rates and other matters affecting investment in India could also change. A significant change in the liberalization and deregulation policies could adversely affect business and economic conditions in India generally, and the Company's business and financial condition and prospects in particular.

Regional conflicts, terrorist attacks or natural disasters could adversely affect the Indian economy, disrupt the Company's operations and cause the Company's business to suffer

South Asia has from time to time experienced instances of civil unrest, terrorism and hostilities among neighbouring countries, notably involving India and Pakistan. The governments of India and Pakistan have recently been engaged in conciliatory efforts. However, any deterioration in relations between India and its neighbours, and military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult and such political tensions could create a perception that investments in Indian companies involve higher degrees of risk. Further, in December 2004, certain parts of India were severely affected by a tsunami triggered by an earthquake in the Indian Ocean, causing widespread physical and economic devastation.

Financial instability in other countries may cause increased volatility in Indian financial markets

The Indian market and the Indian economy are influenced by economic and market conditions in other countries, particularly emerging market countries in Asia. Financial instability in Asia and elsewhere in the world in recent years has affected the Indian economy. Although economic conditions are different in each country, investors' reactions to developments in one country can have adverse effects on the securities of companies in other countries, including India. A loss of investor confidence in the financial systems of other emerging markets may cause increased volatility in Indian financial markets and, indirectly, in the Indian economy in general. Any worldwide financial instability could also have a negative impact on the Indian economy. Financial disruptions may occur again and could harm the Company's business and its future financial performance.

A slowdown in economic growth in India could affect the financial condition of the Company

The Company's financial performance and the quality and growth of its business are dependent in part on the health of the overall Indian economy. The Indian economy has grown 8.4% second quarter of fiscal year 2008, and more strongly in prior quarters. A slowdown in the Indian economy could adversely affect the Company's business. The demand for electricity in India is closely linked to economic growth. As the economy grows, economic activities, such as industrial production and personal consumption, also tend to expand, which increases the demand for electricity. Conversely, in economic downturns, activities such as industrial production and consumer demand decline or stagnate, causing demand for electricity to decrease. If the Indian economy does not continue to grow at its current rate, or if there is an economic downturn, demand for electricity generally and demand for renewable energy sources such as wind in particular are likely to decrease. A sustained economic downturn would have a material adverse effect on the business, financial condition and results of operations of the Company.

Increasing employee compensation in India may reduce the Company's profit margins

Employee compensation in India has historically been significantly lower than employee compensation in the United States and Western Europe for comparably skilled professionals, which has been one of India's competitive strengths. However, employee compensation in India is increasing at a faster rate than in the United States and Western Europe, which could result in increased costs relating to scientists and engineers, managers and other mid-level professionals. While the Company intends to outsource the majority of the operational aspects of its business to contractors, any changes in employee compensation are likely to result in higher services fees being payable to contractors, which in turn will negatively affect the Company's financial condition.

Any downgrading of India's debt rating by an international rating agency could have a negative impact on the Company's access to capital markets on acceptable terms

Any adverse revisions to India's credit ratings for domestic and international debt by international rating agencies may adversely impact the Company's ability to raise additional financing, and the interest rates and other commercial terms at which such additional financing is available. This would have a material adverse effect on the Company's business and future financial performance including its ability to obtain financing for capital expenditures.

Accounting, disclosure and regulatory standards

Accounting, financial and other reporting standards in India although rigorous, may be different when compared with international financial reporting standards, including accounting for depreciation, deferred taxation and foreign exchange transactions. Accordingly, the Company may not have adequate information while evaluating acquisition decisions to accurately assess all accrued liabilities which may be imposed on the Company after its acquisition of particular assets.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, warrants and units are traded on the Over the Counter Bulletin Board under the symbols “PXIA”, PXIAW” and “PXIAU” respectively. The units have been quoted on the Bulletin Board since April 5, 2006 and the common stock and warrants since May 19, 2006. The Company’s securities did not trade on any market or exchange prior to March 31, 2006. The following table sets forth the high and low sales information for the Company’s units for the period from March 31, 2006 through February 28, 2007 and the Company’s common stock and warrants for the period from May 19, 2006 through February 28, 2007. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

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

	For the Year Ended December 31,
	2007	2006
Statement of Operations Data:
Operating expenses:	$886,243	$644,334
Net Income	1,296,901	678,140
Interest income	2,854,551	2,111,374
Net income per common share - basic	$0.14	0.08
Net income per common share - diluted	$0.11	0.06

	For the Year Ended As of December 31,
	2007	2006
Balance Sheet Data:
Cash	$227,322	1,085,202
Cash held in trust	57,715,997	55,118,592
Total Assets	58,073,348	56,429,221
Total stockholders’ equity	43,300,147	42,579,954

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

Results of Operations.

For the year ended December 31, 2007, we had a net income of $1,296,901, primarily as a result of interest income received on funds held in trust offset in part by consulting and professional fees and other operating expenses. We had a net income of $678,140 for the fiscal year ended December 31, 2006, primarily as a result of interest income received on funds held in trust (less interest income deferred as a result of the possible share subject to possible future redemption) offset in part by consulting and professional fees and other operating expenses.

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

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters’ over-allotment option and the private placement, after deducting certain offering expenses of approximately $722,713, (including the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $1,699,124, were approximately $55,350,000. Of this amount, as of December 31, 2007, $57,715,997, is being held in trust. The remaining proceeds were used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as the remainder of $1,250,000 funded from interest income earned on the trust fund not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 5, 2008, assuming that a business combination is not consummated during that time. From April 5, 2006 through April 5, 2008, we anticipate approximately $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $120,000 for the administrative fees payable to Phoenix Capital Partners LLC (a total of $5,000 per month for two years), $250,000 for expenses for the due diligence and investigation of target businesses, $90,000 of expenses for legal and accounting fees relating to our SEC reporting obligations and $550,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we will need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate the transaction.

Commencing April 5, 2005 and ending upon the consummation of the transaction, we incur a fee of $5,000 per month for office space and certain other additional general and administrative services from Phoenix Capital Partners LLC, an affiliate of which Ramesh Akella (our President, Chief Strategy Officer and Director) is the managing member.

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

Audit Related Fees

Other than the fees described under the caption "Audit Fees" above, Miller, Ellin & Company, LLP did not bill any fees for services rendered to us during fiscal year 2007 for assurance and related services in connection with the audit or review of our financial statements.

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

PHOENIX INDIA ACQUISITION CORP.

April 21, 2007	By: /s/ Ramesh Akella
Ramesh Akella, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raju Panjwani	Chairman of the Board of Directors	April 21, 2007
Raju Panjwani

/s/ Ramesh Akella	Chief Financial Officer and Director ((principal executive officer and principal financial and accounting officer)	April 21, 2007
Ramesh Akella

/s/ Shekhar Wadekar	Executive Vice President, Secretary, Treasurer and Director	April 21, 2007
Shekhar Wadekar

/s/ Rohit Phansalkar	Executive Vice President and Director	April 21, 2007
Rohit Phansalkar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Phoenix India Acquisition Corp.

We have audited the accompanying balance sheets of Phoenix India Acquisition Corporation (a corporation in the development stage) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006, and for the period from July 13, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix India Acquisition Corp. as of December 31, 2007 and 2006, and its results of its operations and its cash flows for to the years ended December 31, 2007 and 2006 and for the period from July 13, 2005 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company intends to liquidate the trust and the shareholders have approved a change to the articles of incorporation that has eliminated the liquidation of the Company if the Company does not consummate a business combination within 18 months of the Company’s initial public offering. In addition, the Company has entered into a letter of intent to acquire convertible preferred shares of Citius Power Limited. The liquidation of the trust and the possibility of such business combination not being consummated raises substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller, Ellin & Company, LLP

New York, NY
April 15, 2008

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$227,322	$1,085,202
Cash held in trust account	57,715,997	55,118,592
Accrued interest receivable	116,279	204,927
Prepaid expenses	13,750	20,500
Total assets	$58,073,348	$56,429,221

Liabilities and Stockholders' Equity
Current and total liabilities:
Accounts payable and accrued expenses	$433,080	$120,261
Income taxes payable	671,408	637,001
Deferred underwriting fees	2,265,500	2,265,500
Total current and total liabilities	3,369,988	3,022,762

Common stock subject to redemption, 1,415,229 shares	11,403,213	10,826,505

Stockholders' Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	897	897
Paid-in capital in excess of par	41,327,209	41,903,917
Earnings accumulated during the development stage	1,972,041	675,140
Total stockholders' equity	43,300,147	42,579,954
Total liabilities and stockholders' equity	$58,073,348	$56,429,221

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)
STATEMENT OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	For the period from July 13, 2005 to December 31, 2007

Revenues:
Interest income	$2,854,551	$2,111,374	$4,965,925

Total revenues	2,854,551	2,111,374	4,965,925

Expenses:
General and administrateive expenses	886,243	644,334	1,533,576

Income before provision for income taxes	1,968,309	1,467,040	3,432,349
Provision for income taxes	671,408	788,900	1,460,308

Net income	$1,296,901	$678,140	$1,972,041

Weighted average shares outstanding:
Basic	8,966,796	8,860,461	6,795,390
Diluted	12,092,031	11,633,860	9,806,161

Net income per share, basic	$0.14	$0.08	$0.29
Net income per share, diluted	$0.11	$0.06	$0.20

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2007 and 2006

				Earnings
	Common Stock		Paid-in	Acccumulated
	Shares	Par Value $0.0001 Amount	Capital in Excess of Par	During the Development Stage	Total Stockholders' Equity

Balance, at December 31, 2005	1,562,500	$157	$24,843	$(3,000)	$22,000

Stock issuance on April 5, 2006 @$8.00	6,156,250	616	49,249,384	-	49,250,000
Stock issuance on April 5, 2006 @$8.00	923,437	92	7,387,404	-	7,387,496
Stock issuance on March 30, 2006 @$8.00	93,750	9	749,991	-	750,000
Proceeds from exercise of options on April 5, 2006	230,859	23	3,671	-	3,694
Expenses of offerings	-	-	(4,684,871)	-	(4,684,871)
Less: Proceeds subject to possible redemption of 1,415,229 shares	-	-	(10,826,505)	-	(10,826,505)
Net income	-	-	-	678,140	678,140
Balance, at December, 2006	8,966,796	897	41,903,917	675,140	42,579,954

Adjustment in value of shares subject to possible conversion	-	-	(576,708)	-	(576,708)

Net income	-	-	-	1,296,901	1,296,901
Balance, at December, 2007	8,966,796	$897	$41,327,209	$1,972,041	$43,300,147

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOW

			For period
			from July 13, 2005
	Year Ended	Year Ended	(inception) to
	December 31, 2007	December 31, 2006	December 31, 2007

Cash flows from operating activities
Net income	$1,296,901	$678,140	$1,972,041

Adjustment to reconcile net loss to net cash provided by operating activities:
Increase in accrued interest receivable	88,648	(204,927)	(116,279)
Increase in prepaid expenses	6,750	(20,500)	(13,750)
Increase in accounts payable and accrued expenses	312,819	78,462	394,281
Income taxes payable	34,407	637,001	671,408
Net cash used in operating activities	1,739,525	1,168,176	2,907,701

Cash flows from investing activities:
Payment to trust account	(2,597,405)	(55,118,592)	(57,715,997)
Net cash used in investing activities	(2,597,405)	(55,118,592)	(57,715,997)

Cash flows from financing activities:
Gross proceeds from public offering	-	56,637,496	56,637,496
Gross proceeds from private offering	-	750,000	750,000
Proceeds of notes payable, stockholders	-	-	200,000
Proceeds from sale of common stock	-	-	25,000
Repayment of notes payable, stockholders	-	(200,000)	(200,000)
Proceeds from exercise of management options	-	3,697	3,697
Payment of offering costs	-	(2,156,809)	(2,380,575)
Net cash provided from financing activities	-	55,034,384	55,035,618
-
Net increase in cash	(857,880)	1,083,968	227,322
Cash, beginning of period	1,085,202	1,234	-
Cash, end of period	$227,322	$1,085,202	$227,322

Cash paid during period for:
Interest	-	-	-
Taxes	$637,001	$151,899	$788,900

Supplemental non-cash financing transactions
Accrual of costs of public offering	$-	$2,232,396	$2,419,371

See accompanying notes to financial statements

NOTES TO PHOENIX INDIA ACQUISITION CORP.’s FINANCIAL STATEMENTS
(a corporation in the development stage)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was incorporated in Delaware on July 13, 2005, as a blank check company whose objective was to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination.

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

An amount of $57,715,997 or 102% of the gross proceeds of the Offering and the private placement is being held in an interest-bearing trust account at JP Morgan Chase NY Bank maintained by American Stock Transfer & Trust Company (“Trust Fund”) and invested in United States Treasury Bills with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated with the Investment Company Act of 1940. Such amount in the Trust Fund is to be distributed to the shareholders by the trustee on April 2, 1008. The placing of funds in the Trust Fund may not protect those funds from third party claims against the Company. The remaining proceeds, not held in trust, may be used to pay for business, legal and accounting expenses, expenses which may be incurred related to the investigation and selection of a target business, and the negotiation of an agreement to acquire a target business, and for continuing general and administrative expenses.

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

2. Income Taxes

Income tax expense for both the year ended December 31, 2007 and period from July 31, 2005 (inception) to December 31, 2007 was $670,408 and $1,460,308, respectively; which amounts to an effective tax rate of 34.1% and 42.5%, respectively

The effective tax rate differs from the statutory rate of 34% primarily due to state and local taxes.

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

4. Notes Payable, Stockholders

The Company issued unsecured promissory notes to management of the Company totaling $500,000 on April 5, 2006. The Notes bore interest at the rate of 4% per annum and was repaid in 2006.

5. Related Party Transaction

The Company has agreed to pay Phoenix Capital Partners LLC, a company of which an executive officer is the sole member, an administrative fee of $5,000 per month for office space and general and administrative services from the effective date of the Public Offering through the acquisition date of a target business. Total payments totaled $60,000 and $60,000 for the years ended December 31, 2007 and 2006, respectively.

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

The following table sets forth the computation of basic and diluted per share information:

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

EARNINGS PER SHARE

			For the period
			from July 13, 2005
	Year ended	Year ended	(inception)
	December 31, 2007	December 31, 2006	December 31, 2007

Numerator:
Net Income	$1,296,901	$678,140	$1,972,041

Denominator:
Weighted-average common shares outstanding	8,966,796	8,360,461	6,795,390
Dilutive effect of warrants	3,125,235	3,273,399	3,010,771
Weighted-average common shares outstanding, assuming dilution	12,092,031	11,633,860	9,806,161

Net Income Per Share:
Basic	$0.14	$0.08	$0.29
Diluted	$0.10	$0.06	$0.20

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