Form 10-Q
period 2008-03-31
Phoenix India Acquisition Corp.
filed 2008-05-20
CIK 1336775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008.

or

࿶	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ___________ to _____________ .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No ~

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ~ Accelerated Filer ~ Non-Accelerated Filer _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No ~

There were 8,966,796 shares of the Registrant’s common stock issued and outstanding as of March 31, 2008.

Phoenix India Acquisition Corp. Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$31,481	$227,322
Cash held in trust account	58,214,833	57,715,997
Accrued interest receivable	112,444	116,279
Prepaid expenses	-	13,750
Total assets	$58,358,758	$58,073,348

Liabilities and Stockholders' Equity
Current and total liabilities:
Accounts payable and accrued expenses	$734,272	$433,080
Income taxes payable	671,408	671,408
Notes payable, stockholders	21,321
Deferred underwriting fees	2,265,500	2,265,500
Total current and total liabilities	3,692,502	3,369,988

Common stock subject to redemption, 1,415,221 shares at redemption value of $8.03	11,403,213	11,403,213

Stockholders' Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	897	897
Paid-in capital in excess of par	41,327,209	41,327,209
Earnings accumulated during the development stage	1,934,938	1,972,041
Total stockholders' equity	43,263,044	43,300,147
Total liabilities and stockholders' equity	$58,358,758	$58,073,348

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)
STATEMENT OF OPERATIONS

			For the period
			from July 13, 2005
	Three months ended March 31,		(inception) to
	2008	2007	March 31, 2008

Revenues:
Interest income	$495,001	$729,152	$5,460,926

Total revenues	495,001	729,152	5,460,926

Expenses:
General and administrateive expenses	532,104	120,372	2,015,680

Income before provision for income taxes	(37,103)	608,780	3,395,246
Provision for income taxes	-	213,073	1,460,308

Net income	$(37,103)	$395,707	$1,934,938

Weighted average shares outstanding:
Basic	8,966,796	8,966,796	6,994,782
Diluted	8,966,796	11,740,198	10,044,090

Net income (loss) per share, basic	$(0.00)	$0.04	$0.28
Net income (loss) per share, diluted	$(0.00)	$0.03	$0.19

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from July 13, 2005 (inception) to March 31, 2008
(UNAUDITED)

				Earnings
	Common Stock		Paid-in	Acccumulated
		Par Value	Capital in	During the	Total
		$0.0001	Excess of	Development	Stockholders'
	Shares	Amount	Par	Stage	Equity

Stock issuance	1,562,500	$157	$24,843	$-	$25,000
Net loss				(3,000.00)	(3,000.00)
Balance, at December 31, 2005	1,562,500	157	24,843	(3,000.00)	22,000

Stock issuance on April 5, 2006 @$8.00	6,156,250	616	49,249,384	-	49,250,000
Stock issuance on April 5, 2006 @$8.00	923,437	92	7,387,404	-	7,387,496
Stock issuance on March 30, 2006 @$8.00	93,750	9	749,991	-	750,000
Proceeds from exercise of options on April 5, 2006	230,859	23	3,671	-	3,694
Expenses of offerings	-	-	(4,684,871)	-	(4,684,871)

Less: Proceeds subject to possible redemption of 1,415,229 shares, 19.99% of public shares are subject to redemption $7.65 per share	-	-	(10,826,505)	-	(10,826,505)
Adjustment in value of shares subject to possible conversion			(576,708)		(576,708.00)
Net income	-	-	-	1,975,041	1,975,041
Balance, at December 31, 2007	8,966,796	897	41,327,209	1,972,041	43,300,147

Net income				(37,103)	(37,103)

Balance, at March 31, 2008	8,966,796	$897	$41,327,209	$1,934,938	$43,263,044

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOW
(UNAUDITED)

			For period
			from July 13,
			2005
	For the Three Months Ended		(inception) to
	March 31,		March 31,
	2008	2007	2008

Cash flows from operating activities
Net income (loss)	$(37,103)	$395,707	$1,934,938

Adjustment to reconcile net loss to net cash
provided by operating activities:
Decrease (increase) in accrued interest receivable	3,835	4,101	(112,444)
Increase in prepaid expenses	13,750	20,500	-
(Decrease) increase in accounts payable and accrued expenses	301,192	(111,660)	695,473
Income taxes payable	-	(423,928)	671,408
Net cash provided by (used in) operating activities	281,674	(115,280)	3,189,375

Cash flows from investing activities:
Trust account proceeds	(498,836)	(730,835)	(58,214,833)
Net cash used in investing activities	(498,836)	(730,835)	(58,214,833)

Cash flows from financing activities:
Proceeds from notes payable, stockholders	21,321	-	221,321
Repayment of notes payable, stockholders	-	-	(200,000)
Gross proceeds from public offering	-	-	56,637,496
Gross proceeds from private offering	-	-	750,000
Proceeds from exercise of management options	-	-	(2,380,575)
Payment of offering costs	-	-	3,697
Proceeds from sale of common stock	-		25,000
Payment of deferred offering costs	-	-
Net cash provided from financing activities	21,321	-	55,056,939

Net increase in cash	(195,841)	(846,115)	31,481
Cash, beginning of period	227,322	1,085,202	-

Cash, end of period	$31,481	$239,087	$31,481

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$272,029	$788,900

Supplemental non-cash financing transactions
Accrual of costs of public offering	$-	$-	$2,419,371

See accompanying notes to financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

1. Basis of Presentation

The financial statements for the three months ended March 31, 2008 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of Phoenix India Acquisition Corp. (the “Company”) as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and period from July 13, 2005 (inception) to March 31, 2008 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Nature of Operations and Summary of Significant Accounting Policies`

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

On March 1, 2008, the board of directors changed the direction of the Company and the Company entered into a Share Subscription Agreement (the "Subscription Agreement") and a Shareholders Agreement (the "Shareholder Agreement") with Citius Power Limited, a limited liability company incorporated under the laws of the Republic of Mauritius ("Citius Mauritius" or "Target") and all of the existing shareholders of Citius Mauritius pursuant to which we will subscribe for 4,500,000 (Four Million Five Hundred Thousand) convertible preference shares (the "Convertible Preference Shares") of Citius Mauritius, representing 65% of the equity shares of Citius Mauritius on an as converted fully diluted basis. Citius Mauritius through its 99.99% subsidiary, Citius Power Limited ("Citius India") will acquire, own and operate already installed or build to own wind energy assets in India. The Subscription Agreement and the Shareholder Agreement expired on May 15, 2008.

On March 1, 2008, our Board of Directors agreed to seek an amendment to the Company's charter by holding a special shareholders meeting for the sole purpose of considering and voting upon a proposal to remove Article SIXTH and toe redesignate Articles SEVENTH, EIGHT, AND NINTH as Articles SIXTH, SEVENTH, and EIGHTH, respectively (the "Amendment").

On March 7, 2008 the Company filed the preliminary proxy with the Securities Exchange Commission whereby the record date for the special meeting was set for March 10, 2008. On or about March 21, 2008, the proxies were first being mailed to stockholders.

On March 26, 2008, the Company's Board of Directors voted to liquidate the trust for the benefit of stockholders excluding management. The Company's officers notified American Stock Transfer & Trust Company, the trustee to liquidate the trust assets. The liquidation date was set for April 20, 2008 and funds were remitted to the stockholders by the trustee on April 21, 2008. The actual per-share redemption price was equal to the amount in the trust account (exclusive of the proceeds of the private placement) net of taxes divided by the number of shares sold in our public offering. After taking into any account interest earned on the trust account, the per-share redemption price was approximately $8.03.

On April 8, 2008, the Company held its special shareholders meeting. A majority of the stockholders of the Company approved the proposed amendment of the Certificate of Incorporation and removed Article SIXTH and redesignated Articles SEVENTH, EIGHT, AND NINTH as Articles SIXTH, SEVENTH, and EIGHTH, respectively. As a result, the Company does not have to be liquidated and will continue its efforts of closing on the announced transaction with the Target by raising new capital through a private placement or pursue other transactions.

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

3. Income Taxes

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

Management has evaluated and concluded that there are no significant tax provisions requiring recognition in the Company’s financial statements as of January 1, 2008. The evaluation was performed for the tax years ended December 31, 2007 and 2006, which remain subject to examination for Federal and state purposes as of March 31, 2008.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

4.  Notes Payable, Stockholders

The Company issued unsecured promissory notes to management of the Company totaling $21,321 on March 30, 2008. The Notes bear interest at the rate of 4% per annum.

5.  Related Party Transaction

The Company has agreed to pay Phoenix Capital Partners LLC, a company of which an executive officer is the sole member, an administrative fee of $5,000 per month for office space and general and administrative services from the effective date of the Public Offering through the acquisition date of a target business. Total payments totaled $15,000 for the quarter ended March 31, 2008.

6.  Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7.  Per Share Information

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) are computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income. Common share equivalents totaling 860,074 were excluded from the computation with respect to the three months ended March 31, 2008 and for the period since inception on July 13, 2005 to March 31, 2008, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

EARNINGS PER SHARE
(UNAUDITED)

			For the period
			from April 13, 2005
	Three Months Ended March 31,		to
	2008	2007	March 31, 2008

Numerator:
Net Income (loss)	$(37,103)	$395,707	$1,934,938

Denominator:
Weighted-average common shares outstanding	8,966,796	8,966,796	6,994,782
Dilutive effect of warrants	-	2,773,402	3,049,308
Weighted-average common shares outstanding, assuming dilution	8,966,796	11,740,198	10,044,090

Net Income Per Share:
Basic	$(0.00)	$0.04	$0.28
Diluted	(0.00)	$0.03	$0.19

8.  Subsequent Events

On April 21, 2008, the trustee distributed all of the monies held in the trust account to all unitholders and shareholders with redemption right. The net cash per share or unit that was distributed was $8.03.

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

Overview

We were organized as a Delaware corporation on July 13, 2005, to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business. We can pursue an acquisition of a target for cash, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations for the Three Months Ending March 31, 2008

For the quarter ended March 31, 2008, we had a net loss of $37,103, primarily as a result of interest income received on funds held in trust offset in part by consulting and professional fees and other operating expenses.

For the quarter ended March 31, 2008 the trust account earned interest of $495,001.

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

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters’ over-allotment option and the private placement, after deducting certain offering expenses of approximately $722,713, (including the proceeds from the underwriters’ overallotment), and underwriting discounts of approximately $1,699,124, were approximately $55,350,000. Of this amount, as of March 31, 2008, $58,214,833, is being held in trust. The remaining proceeds were used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as the remainder of $1,250,000 funded from interest income earned on the trust fund not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 5, 2008, assuming that a business combination is not consummated during that time. From April 5, 2006 through April 5, 2008, we anticipated approximately $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination, an aggregate of $120,000 for the administrative fees payable to Phoenix Capital Partners LLC (a total of $5,000 per month for two years), $250,000 for expenses for the due diligence and investigation of target businesses, $90,000 of expenses for legal and accounting fees relating to our SEC reporting obligations and $550,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we will need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate the transaction.

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

On April 21, 2008, the trustee distributed $8.03 per share and/or unit to shareholders with redemption rights.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our president and chief strategy officer (our principal executive officer, principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our president and chief strategy officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management (including such officers) as appropriate to allow timely decisions regarding required disclosures and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no significant change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our certificate of incorporation authorizes the issuance of up to 89,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of blank check preferred stock, par value $.0001 per share. As of March 31, 2008, there were 80,033,234 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of blank check preferred stock available for issuance. We will issue a substantial number of additional shares of our common stock or blank check preferred stock, or a combination of common and blank check preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our blank check preferred stock:

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

If we have insufficient funds to complete the proposed transaction through our private placement efforts, we will be required to seek additional financing. We cannot assure our stockholders that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate the proposed transaction, we would be compelled to restructure the transaction or abandon it altogether and seek an alternative target business candidate. In addition, we may not have a sufficient amount of working capital available to finding an alternate suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination. In addition, if we consummate an alternate business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could limit the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our ability to successfully effect the contemplated transaction with the Target and to be successful afterward will be totally dependent upon the efforts of our management, some of whom may join us following the Transaction and whom we would have only a limited ability to evaluate. It is also possible that one or more of our current officers and directors will resign upon the completion of the Transaction.

Our ability to successfully effect our investment in the Target will be totally dependent upon the efforts of the members of our management team. The future role of our management following the transaction, however, cannot presently be fully ascertained. Although we expect our officers and directors to remain associated with us following the transaction, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the transaction if they are able to negotiate and agree to mutually acceptable employment terms as part of any such transaction, which terms would be disclosed to stockholders in any statement relating to such transaction. In making the determination as to whether current management should remain with us following the transaction, management will analyze the experience and skill set of the target business’ management and negotiate that certain members of current management remain, if it is believed to be in the best interests of the combined company subsequent to the transaction. The terms of any employment or consulting arrangements of our current management with the combined company post-transaction will be determined at the time the transaction closes. Since our current management will be negotiating the terms of the transaction as well as the terms of their employment or consulting arrangements, our current management may have a conflict of interest in negotiating terms favorable to the company in the agreement and at the same time negotiating terms in their employment or consulting arrangements that are favorable to them. Although management intends to fully exercise its fiduciary duty to negotiate terms that will be in the best interests of the combined-company and its public stockholders, members of management may be negotiating terms in their employment or consulting agreements that are favorable to them. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure our stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may result in our operations becoming less efficient.

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

Because after the consummation the Transaction a significant portion of our assets will be located outside of the United States and/or Europe, it may be difficult for investors to enforce their legal rights against such assets

After the consummation of the transaction a significant portion of our assets will be located outside of the United States, or Europe. As a result, it may not be possible for investors in the United States and /or Europe to enforce their legal rights, to effect service of process upon our directors or officers, or to enforce judgments of United States, or European courts predicated upon civil liabilities and criminal penalties of our directors and officers under applicable securities laws.

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

The Target does not have legal title to any existing wind or other renewable energy assets

The Target has entered into binding Purchase Agreements to purchase Wind Energy Assets with a total aggregate generation capacity of 412 MW, but as at the date of this Memorandum, does not have legal title to any of these assets. In order to acquire valid legal title to the aforesaid Wind Energy Assets, consent is required to be obtained from the lenders in whose favour the land and/or other Wind Energy Assets are charged, and the owners/lessors of the leasehold land where the Wind Energy Assets are located, if necessary. Furthermore, the consent of the respective contract counterparties is required to be obtained for the assignment of the PPAs, O&M contracts and other ancillary agreements relating to the Wind Energy Assets. If such consents are not forthcoming, the Target will be unable to complete the Purchase Agreements for the Wind Energy Assets, which will have an adverse effect on the business, financial condition and results of operations of the Target.

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

The Target is relying on funding from this Transaction, and future equity and debt financing, to acquire the assets for the Target's business

The acquisition of Wind Energy Assets and other renewable energy assets is subject to the Target obtaining sufficient funding. The Target is a pre-revenue enterprise, and, accordingly, is reliant on the success of this business combination to acquire funding to build the asset base required for the Target to operate its business. If this Transaction does not raise sufficient funding, the Target will be unable to acquire all, or any of the assets outlined in the PPM. The Target cannot give any assurances that this transaction will deliver the necessary funding to enable the Target to acquire or develop renewable energy assets, and this would have a significant negative impact on the operations of the Target, its financial condition and results, and its ability to meet its objectives.

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

As a new company, the Target has no prior experience in the acquisition, operation or development of Wind Energy Assets or other renewable energy assets. While the management is comprised of experienced business people, only the Target's CTO has direct prior experience in the wind energy sector. Two members of the Advisory Board, Mr. Thyagarajan and Dr. Sankar, also have extensive experience in the Indian energy industry.

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

The Target is able to utilize significant government incentives offered to the renewable energy sector in India, but if such incentives are withdrawn, the Target's financial outlook will be affected

In recent years, the Union Government has enacted legislation and established policies that support the expansion of renewable energy sources such as wind energy, and such support has been a significant contributing factor in the growth of the wind energy industry in India. Support for investments in wind energy has been provided through fiscal incentive schemes and public grants to the owners of Wind Energy Assets, for example price support though preferential tariffs on power generated by Wind Energy Assets, and tax incentives promoting investments in and development of wind energy. Various State Governments have also provided wind energy generators with wheeling (transmission) facilities and have also allowed wind energy generators to bank power with the grid, due to wind being an intermittent source of power (for a further description of wheeling and banking, see "Business of the Target"). In addition, some State Governments also prescribe that utilities must obtain a specified minimum percentage of their electricity from renewable energy sources.

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

The extent of regulation of the electricity industry means that changes in either the Union Government or any State Governments or their policies could result in significant changes to the current regulatory regime. New legislation or regulations may be adopted in the future that may materially adversely affect the Target's operations. New legislation or regulations, or different or more stringent interpretation or enforcement of existing laws and regulations, may also require the Target to change its operations significantly or incur increased costs which could have an adverse effect on the results of operations and financial condition of the Target.

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

PHOENIX INDIA ACQUISITION CORP.

Date: May 20, 2008	By:	/s/ Ramesh Akella
Ramesh Akella President, Chief Strategy Officer and Director (Principal Executive Officer and Principal Financial Officer)