Form 10-Q
period 2008-06-30
Phoenix India Acquisition Corp.
filed 2008-09-19
CIK 1336775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008.

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

There were 8,966,796 shares of the Registrant’s common stock issued and outstanding as of June 30, 2008.

Phoenix India Acquisition Corp. Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$2,259	$227,322
Cash held in trust account	—	57,715,997
Accrued interest receivable	—	116,279
Prepaid expenses	—	13,750
Refundable income taxes paid	422,155	—
Total current assets	$424,414	$58,073,348

Liabilities and Stockholders’ Equity (Deficit)
Current and total liabilities:
Accounts payable and accrued expenses	$536,961	$433,080
Income taxes payable	—	671,408
Notes payable, stockholders	85,282	—
Deferred underwriting fees	—	2,265,500
Total current and total liabilities	622,243	3,369,988

Common stock subject to redemption, 1,415,2219 shares at redemption value of $7.65	—	11,403,213

Shareholders’ Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	897	897
Paid-in capital in excess of par	—	41,327,209
Earnings (Deficit) accumulated during the development stage	(198,726)	1,972,041
Total stockholders’ equity	(197,829)	43,300,147
Total liabilities and stockholders’ equity (deficit)	424,414	58,073,348

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF OPERATIONS

					For the
					period from
					July 13, 2005
	Three months ended June 30,		Six months ended June 30,		(inception) to
	2008	2007	2008	2007	June 30, 2008

Revenues:
Interest income	$—	$743,667	$495,001	$1,472,818	$5,460,926

Expenses:
General and administrative expenses	279,699	120,075	811,803	240,447	2,345,379
Total expenses	279,699	120,075	811,803	240,447	2,345,379

Income before provision for income (loss)taxes	(279,699)	623,592	(316,802)	1,232,371	3,115,547

Provision for income taxes	—	218,257	—	431,330	1,460,308

Net income (loss)	$(279,699)	$405,335	$(316,802)	$801,041	$1,655,239

Weighted average shares outstanding:
Basic	8,966,796	8,966,796	8,966,796	8,966,796	6,994,782
Diluted	8,966,796	14,897,217	8,966,796	14,858,252	12,092,031

Net income (loss) per share, basic	$(0.03)	$0.05	$(0.04)	$0.09	$0.24
Net income (loss) per share, diluted	$(0.03)	$0.03	$(0.04)	$0.05	$0.14

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from July 13, 2005 (inception) to June 30, 2007
(UNAUDITED)

				Earnings
	Common Stock		Paid-in	Acccumulated
		Par Value	Capital in	During the	Total
		$0.0001	Excess of	Development	Stockholders’
	Shares	Amount	Par	Stage	Equity
Stock issuance	1,562,500	157	24,843	—	25,000
Net loss	—	—	—	(3,000)	(3,000)
Balance, at December 31, 2005 (Audited)	1,562,500	157	24,843	(3,000)	22,000

Stock issuance on April 5, 2006 @$8.00	6,156,250	616	49,249,384	—	49,250,000
Stock issuance on April 5, 2006 @$8.00	923,437	92	7,387,404	—	7,387,496
Stock issuance on March 30, 2006 @$8.00	93,750	9	749,991	—	750,000
Proceeds from exercise of options on April 5, 2006	230,859	23	3,671	—	3,694
Expenses of offerings	—	—	(4,684,871)	—	(4,684,871)
Less: Proceeds subject to possible redemption of 1,415,229 shares, 19.99% of public shares are subject to redemption $7.65 per share	—	—	(10,826,505)	—	(10,826,505)
Net income	—	—	—	678,140	678,140
Balance, at December 31, 2006 (Audited)	8,966,796	897	41,903,917	675,140	42,579,954

Adjustment in value of shares subject to possible conversion	—	—	(576,708)	—	(576,708)
Net income	—	—	—	1,296,901	1,296,901
Balance, at December 31, 2007 (Audited)	8,966,796	897	41,327,209	1,972,041	43,300,147

Deferred underwriting fees written-off	—	—	2,265,500	—	2,265,500
Distribution	—	—	(43,592,709)	(1,853,965)	(45,446,674)
Net loss Jan 08 - June 08	—	—	—	(316,802)	(316,802)
Balance, at June, 2008 (Unaudited)	8,966,796	897	—	(198,726)	(197,829)

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOW
(UNAUDITED)

			For period
			from July 13,
			2005
	For the Six Months Ended		(inception) to
	June 30,		June 30,
	2008	2007	2008

Cash flows from operating activities
Net income (loss)	$(316,802)	$801,042	$1,655,239

Adjustment to reconcile net loss to net cash provided by operating activities:
Increase in accrued interest receivable	116,279	(278)	—
Increase in prepaid expenses	13,750	(25,750)	—
(Decrease) increase in accounts payable and accrued expenses	103,881	(84,116)	498,162
Income taxes payable	(671,408)	(205,671)	—
Increase in refundable income taxes	(422,155)	—	(422,155)
Net cash used in operating activities	(1,176,455)	485,227	1,731,246

Cash flows from investing activities:
Return of Trust Deposits	57,715,997	—	57,715,997
Payment to trust account	—	(1,469,755)	(57,715,997)
Net cash used in investing activities	57,715,997	(1,469,755)	—

Cash flows from financing activities:
Proceeds from notes payable, stockholders	85,282	—	85,282
Gross proceeds from public offering	—	—	56,637,496
Gross proceeds from private offering	—	—	750,000
Proceeds from exercise of management options	—	—	3,697
Payment of offering costs	—	—	(2,156,809)
Proceeds from sale of common stock	—	—	25,000
Repayment of public & Private offering, stockholders	(56,849,887)	—	(56,849,887)
Payment of deferred offering costs	—	—	(223,766)
Net cash provided from financing activities	(56,764,605)	—	(1,728,987)

Net increase in cash	(225,063)	(984,528)	2,259

Cash, beginning of period	227,322	1,085,202	—

Cash, end of period	$2,259	$100,674	$2,259

Cash paid during the period for:
Interest	$—	$—	—
Income taxes	$671,408	$—	$1,460,308

Supplemental non-cash financing transactions
Accrual of costs of public offering	$—	$—	$2,265,500
Write-off deferred underwriting fees	$(2,265,500)	$—	$(2,265,500)

See accompanying notes to financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

1.	Basis of Presentation

The financial statements for the three months ended June 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of Phoenix India Acquisition Corp. (the “Company”) as of June 30, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and period from July 13, 2005 (inception) to June 30, 2008 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

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

On March 1, 2008, the board of directors changed the direction of the Company and the Company entered into a Share Subscription Agreement (the “Subscription Agreement”) and a Shareholders Agreement (the “Shareholder Agreement”) with Citius Power Limited, a limited liability company incorporated under the laws of the Republic of Mauritius (“Citius Mauritius” or “Target”) and all of the existing shareholders of Citius Mauritius pursuant to which we will subscribe for 4,500,000 (Four Million Five Hundred Thousand) convertible preference shares (the “Convertible Preference Shares”) of Citius Mauritius, representing 65% of the equity shares of Citius Mauritius on an as converted fully diluted basis. Citius Mauritius through its 99.99% subsidiary, Citius Power Limited (“Citius India”) will acquire, own and operate already installed or build to own wind energy assets in India. The Subscription Agreement and the Shareholder Agreement expired on May 15, 2008.

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

Derivative Financial Instrument

As described in Note 5, the Company has granted a Purchase Option to a representative of its underwriters. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock, the sale of the Purchase Option was reported in permanent equity and accordingly, there is no impact on the Company’s financial position and results of operations, except for the $100 in proceeds from the sale. Subsequent changes in fair value will not be recognized as long as the Purchase Option continues to be classified as an equity instrument.

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

Management has evaluated and concluded that there are no significant tax provisions requiring recognition in the Company’s financial statements as of January 1, 2008. The evaluation was performed for the tax years ended December 31, 2007 and 2006, which remain subject to examination for Federal and state purposes as of June 30, 2008.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

4.	Notes Payable, Stockholders

As of June 30, 2008, the Company issued unsecured promissory notes to management of the Company totaling $85,282. The Notes bear interest at the rate of 4% per annum and are due upon demand.

5.	Related Party Transaction

The Company has agreed to pay Phoenix Capital Partners LLC, a company of which an executive officer is the sole member, an administrative fee of $5,000 per month for office space and general and administrative services from the effective date of the Public Offering through the acquisition date of a target business. This agreement expired as of March 31, 2008.

6.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7.	Per Share Information

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) are computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income. Common share equivalents totaling 860,074 were excluded from the computation with respect to the three months ended June 30, 2008 and for the period since inception on July 13, 2005 to June 30, 2008, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)

EARNINGS PER SHARE
(UNAUDITED)

					For the period
					from April 13, 2005
	Three Months Ended June 31,		Six Months Ended June 31,		to
	2008	2007	2008	2007	June 30, 2008
Numerator:
Net Income (loss)	$(279,699)	$405,335	$(316,802)	$801,041	$1,655,239

Denominator:
Weighted-average common shares outstanding	8,966,796	8,966,796	8,966,796	8,966,796	6,994,782
Dilutive effect of warrants	—	5,930,421	—	5,891,456	5,097,249
Weighted-average common shares outstanding, assuming dilution	8,966,796	14,897,217	8,966,796	14,858,252	12,092,031

Net Income Per Share:
Basic	$(0.03)	$0.05	$(0.04)	$0.09	$0.24
Diluted	(0.03)	$0.03	(0.04)	$0.05	$0.14

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations for the Three Months and Six Months Ending June 30, 2008

For the three and six months ending June 30, 2008, we had a net loss of $279,699 and $316,802, respectively primarily as a result of interest income received on funds held in trust offset in part by consulting and professional fees and other operating expenses.

For the three month period ending June 30, 2008, the trust account earned no interest.  For the six month period ending June 30, 2008, the trust account earned $495,001 in interest.

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

Our net proceeds from the sale of our units, including amounts from exercise of the underwriters’ over-allotment option and the private placement, after deducting certain offering expenses of approximately $722,713, (including the proceeds from the underwriters’ overallotment), and underwriting discounts of approximately $1,699,124, were approximately $55,350,000. Of this amount, on April 21, 2008, approximately $58,214,833 less taxes held in trust was distributed by the trustee to the shareholders with redemption rights at $8.03 per share and/or unit. Included in such distributed amount was the deferred underwriting fee of $2,265,500 which was reflected as an increase in additional paid in capital.

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

Item 4T. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including our principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we completed an evaluation under the supervision and with the participation of our President and Chief Strategy Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s President and Chief Strategy Officer, concluded that our disclosure controls and procedures as of June 30, 2008 had deficiencies that caused the Company’s controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. Management is presently evaluating its options with its auditor to address these deficiencies. During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to successfully effect a transaction with any target company and to be successful afterward will be totally dependent upon the efforts of our management, some of whom may join us following such transaction and whom we would have only a limited ability to evaluate. It is also possible that one or more of our current officers and directors will resign upon the completion of such transaction.

Our ability to successfully effect our investment in any target will be totally dependent upon the efforts of the members of our management team. The future role of our management following the transaction, however, cannot presently be fully ascertained. Although we expect our officers and directors to remain associated with us following the transaction, we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the transaction if they are able to negotiate and agree to mutually acceptable employment terms as part of any such transaction, which terms would be disclosed to stockholders in any statement relating to such transaction. In making the determination as to whether current management should remain with us following the transaction, management will analyze the experience and skill set of the target business’ management and negotiate that certain members of current management remain, if it is believed to be in the best interests of the combined company subsequent to the transaction. The terms of any employment or consulting arrangements of our current management with the combined company post-transaction will be determined at the time the transaction closes. Since our current management will be negotiating the terms of the transaction as well as the terms of their employment or consulting arrangements, our current management may have a conflict of interest in negotiating terms favorable to the company in the agreement and at the same time negotiating terms in their employment or consulting arrangements that are favorable to them. Although management intends to fully exercise its fiduciary duty to negotiate terms that will be in the best interests of the combined-company and its public stockholders, members of management may be negotiating terms in their employment or consulting agreements that are favorable to them. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure our stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may result in our operations becoming less efficient.

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

Risks Related to Our Business and Operations Following the Transaction

As a result of an acquisition, our stockholders will be solely dependent on a single business

As a result of an acquisition, our stockholders will be solely dependent upon the performance of the target and its business. As a result, following a transaction we will be subject to a number of risks that relate generally to the renewable energy industry in India.

Because after the consummation the transaction a significant portion of our assets may be located outside of the United States and/or Europe, it may be difficult for investors to enforce their legal rights against such assets

After the consummation of the transaction a significant portion of our assets may be located outside of the United States, or Europe. As a result, it may not be possible for investors in the United States and /or Europe to enforce their legal rights, to effect service of process upon our directors or officers, or to enforce judgments of United States, or European courts predicated upon civil liabilities and criminal penalties of our directors and officers under applicable securities laws.

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

Our liquidity or ability to raise capital may be limited

The successful execution of the Company’s business strategy depends on its continued access to financing. In addition, the target must also have access to liquidity to invest as equity or subordinated debt to meet its capital needs. The Company relies upon access to the capital markets and the possible cash flow from its other operations, if any, to fund asset growth and to provide sources of liquidity. There can be no assurance that the target’s funding relationships with commercial banks, investment banks and financial services companies will continue. If these credit facilities are not extended and we cannot find alternative funding sources on satisfactory terms, or at all, the Company may be materially adversely affected.

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

Political instability could adversely affect business and economic conditions in India generally and the Company’s business, results of operations and financial condition in particular

The Company’s subsidiary operates in India, with all of its assets and employees located in India. The financial performance of the Company will be affected by changes in exchange rates and controls, interest rates, governmental policies, including taxation policies, as well as political, social and economic developments affecting India.

During the past decade, the Indian Government has generally pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector. Nevertheless, the role of the Union and State Governments in the Indian economy as producers, consumers and regulators has remained significant. There can be no assurance that these liberalization policies will continue in the future. Government corruption scandals and protests against privatization have occurred in the past and could slow down the pace of liberalization and deregulation. The rate of economic liberalization could change, and specific laws and policies affecting foreign investment, currency exchange rates and other matters affecting investment in India could also change. A significant change in the liberalization and deregulation policies could adversely affect business and economic conditions in India generally, and the Company’s business and financial condition and prospects in particular.

Regional conflicts, terrorist attacks or natural disasters could adversely affect the Indian economy, disrupt the Company’s operations and cause the Company’s business to suffer

South Asia has from time to time experienced instances of civil unrest, terrorism and hostilities among neighbouring countries, notably involving India and Pakistan. The governments of India and Pakistan have recently been engaged in conciliatory efforts. However, any deterioration in relations between India and its neighbours, and military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult and such political tensions could create a perception that investments in Indian companies involve higher degrees of risk. Further, in December 2004, certain parts of India were severely affected by a tsunami triggered by an earthquake in the Indian Ocean, causing widespread physical and economic devastation.

Financial instability in other countries may cause increased volatility in Indian financial markets

The Indian market and the Indian economy are influenced by economic and market conditions in other countries, particularly emerging market countries in Asia. Financial instability in Asia and elsewhere in the world in recent years has affected the Indian economy. Although economic conditions are different in each country, investors’ reactions to developments in one country can have adverse effects on the securities of companies in other countries, including India. A loss of investor confidence in the financial systems of other emerging markets may cause increased volatility in Indian financial markets and, indirectly, in the Indian economy in general. Any worldwide financial instability could also have a negative impact on the Indian economy. Financial disruptions may occur again and could harm the Company’s business and its future financial performance.

A slowdown in economic growth in India could affect the financial condition of the Company

The Company’s financial performance and the quality and growth of its business are dependent in part on the health of the overall Indian economy. The Indian economy has grown 8.4% second quarter of fiscal year 2008, and more strongly in prior quarters. A slowdown in the Indian economy could adversely affect the Company’s business. The demand for electricity in India is closely linked to economic growth. As the economy grows, economic activities, such as industrial production and personal consumption, also tend to expand, which increases the demand for electricity. Conversely, in economic downturns, activities such as industrial production and consumer demand decline or stagnate, causing demand for electricity to decrease. If the Indian economy does not continue to grow at its current rate, or if there is an economic downturn, demand for electricity generally and demand for renewable energy sources such as wind in particular are likely to decrease. A sustained economic downturn would have a material adverse effect on the business, financial condition and results of operations of the Company.

Increasing employee compensation in India may reduce the Company’s profit margins

Employee compensation in India has historically been significantly lower than employee compensation in the United States and Western Europe for comparably skilled professionals, which has been one of India’s competitive strengths. However, employee compensation in India is increasing at a faster rate than in the United States and Western Europe, which could result in increased costs relating to scientists and engineers, managers and other mid-level professionals. While the Company intends to outsource the majority of the operational aspects of its business to contractors, any changes in employee compensation are likely to result in higher services fees being payable to contractors, which in turn will negatively affect the Company’s financial condition.

Any downgrading of India’s debt rating by an international rating agency could have a negative impact on the Company’s access to capital markets on acceptable terms

Any adverse revisions to India’s credit ratings for domestic and international debt by international rating agencies may adversely impact the Company’s ability to raise additional financing, and the interest rates and other commercial terms at which such additional financing is available. This would have a material adverse effect on the Company’s business and future financial performance including its ability to obtain financing for capital expenditures.

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

PHOENIX INDIA ACQUISITION CORP.

Date: September 19, 2008	By:	/s/ Ramesh Akella
Ramesh Akella
President, Chief Strategy Officer and Director (Principal Executive Officer and Principal Financial Officer)