Form 10-Q
period 2008-09-30
Phoenix India Acquisition Corp.
filed 2008-11-19
CIK 1336775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008.

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

(516) 428-3319
(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒     No ☐

There were 8,966,796 shares of the Registrant’s common stock issued and outstanding as of June 30, 2008.

Phoenix India Acquisition Corp. Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets
Current assets:
Cash	$—	$227,322
Cash held in trust account		57,715,997
Accrued interest receivable	—	116,279
Prepaid expenses	—	13,750
Refundable income taxes paid	422,155	—
Total current assets	$422,155	$58,073,348

Liabilities and Stockholders’ Equity
Current and total liabilities:
Accounts payable and accrued expenses	$554,052	$433,080
Income taxes payable	—	671,408
Notes payable, stockholders	85,282	—
Deferred underwriting fees	—	2,265,500
Total current and total liabilities	639,334	3,369,988

Common stock subject to redemption, 1,415,2219 shares at redemption value of $7.65	—	11,403,213

Shareholders’ Equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value, authorized 89,000,000 shares, issued and outstanding 8,966,796 shares	897	897
Paid-in capital in excess of par	—	41,327,209
Earnings accumulated during the development stage	(218,076)	1,972,041
Total stockholders’ equity	(217,179)	43,300,147
Total liabilities and stockholders’ equity	422,155	58,073,348

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)
STATEMENT OF OPERATIONS

	Three months ended		Nine months ended		For the period from July 13, 2005
	September 30,		September 30,		(inception) to
	2008	2007	2008	2007	September 30,

Revenues:
Interest income	$—	$743,667	$495,001	$1,472,818	$5,460,926

Expenses:
General and administrative expenses	19,350	120,075	831,153	240,447	2,364,729
Total expenses	19,350	120,075	831,153	240,447	2,364,729

Income before provision for income taxes	(19,350)	623,592	(336,152)	1,232,371	3,096,197

Provision for income taxes	—	218,257	—	431,330	1,460,308

Net income	$(19,350)	$405,335	$(336,152)	$801,041	$1,635,889

Weighted average shares outstanding:
Basic	8,966,796	8,966,796	8,966,796	8,966,796	6,994,782
Diluted	8,966,796	14,897,217	8,966,796	14,858,252	12,092,031

Net income (loss) per share, basic	$(0.00)	$0.05	$(0.04)	$0.09	$0.23
Net income (loss) per share, diluted	$(0.00)	$0.03	$(0.04)	$0.05	$0.14

See accompanying notes to financial statements

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from July 13, 2005 (inception) to September 30, 2008
(UNAUDITED)

				Earnings
	Common Stock		Paid-in	Acccumulated
		Par Value	Capital in	During the	Total
		$0.0001	Excess of	Development	Stockholders’
	Shares	Amount	Par	Stage	Equity

Stock issuance - July 13, 2005	1,562,500	157	24,843	—	25,000
Net loss				(3,000)	(3,000)
Balance, at December 31, 2005 (Audited)	1,562,500	157	24,843	(3,000)	22,000

Stock issuance on April 5, 2006 @$8.00	6,156,250	616	49,249,384	—	49,250,000
Stock issuance on April 5, 2006 @$8.00	923,437	92	7,387,404	—	7,387,496
Stock issuance on March 30, 2006 @$8.00	93,750	9	749,991	—	750,000
Proceeds from exercise of options on April 5, 2006	230,859	23	3,671	—	3,694
Expenses of offerings	—	—	(4,684,871)	—	(4,684,871)
Less: Proceeds subject to possible redemption of 1,415,229 shares, 19.99% of public shares are subject to redemption $7.65 per share	—	—	(10,826,505)	—	(10,826,505)
Net income	—	—	—	678,140	678,140
Balance, at December 31, 2006 (Audited)	8,966,796	897	41,903,917	675,140	42,579,954

Adjustment in value of shares subject to possible conversion			(576,708)		(576,708)
Net income	—	—	—	1,296,901	1,296,901
Balance, at December 31, 2007 (Audited)	8,966,796	897	41,327,209	1,972,041	43,300,147

Deferred underwriting fees written-off			2,265,500		2,265,500
Distribution			(43,592,709)	(1,853,965)	(45,446,674)
Net loss	—	—	—	(336,152)	(336,152)
Balance, at September 30, 2008 (Unaudited)	8,966,796	897	—	(218,076)	(217,179)

See accompanying notes to financial statements\

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOW
(UNAUDITED)

			For period
			from July 13,
			2005
	For the Nine Months Ended		(inception) to
	September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities
Net income (loss)	$(336,152)	$801,042	$1,635,889

Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Increase (decrease) in accrued interest receivable	116,279	(278)	—
Increase (decrease) in prepaid expenses	13,750	(25,750)	—
(Decrease) increase in accounts payable and accrued expenses	120,972	(84,116)	515,253
Income taxes payable	(671,408)	(205,671)	—
Increase in refundable income taxes	(422,155)		(422,155)
Net cash used in operating activities	(1,178,714)	485,227	1,728,987

Cash flows from investing activities:
Return of Trust Deposits	57,715,997	—	57,715,997
Payment to trust account	—	(1,469,755)	(57,715,997)
Net cash provided by (used in) investing activities	57,715,997	(1,469,755)	—

Cash flows from financing activities:
Proceeds from notes payable, stockholders	85,282	—	85,282
Gross proceeds from public offering	—	—	56,637,496
Gross proceeds from private offering	—	—	750,000
Proceeds from exercise of management options	—	—	3,697
Payment of offering costs	—	—	(2,156,809)
Proceeds from sale of common stock	—	—	25,000
Repayment of public & Private offering, stockholders	(56,849,887)	—	(56,849,887)
Payment of deferred offering costs			(223,766)
Net cash used in financing activities	(56,764,605)	—	(1,728,987)

Net increase (decrease) in cash	(227,322)	(984,528)	—

Cash, beginning of period	227,322	1,085,202	—

Cash, end of period	$(0)	$100,674	$—

Cash paid during the period for:
Interest	$—	$—	—
Income taxes	$671,408	$—	$1,460,308

Supplemental non-cash financing transactions
Accrual of costs of public offering	$—	$—	$2,265,500
Write-off deferred underwriting fees	$(2,265,500)	$—	$(2,265,500)

See accompanying notes to financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

1.    Basis of Presentation

The financial statements for the three months ended September 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of Phoenix India Acquisition Corp. (the “Company”) as of September 30, 2008, and the results of its operations and its cash flows for the three months ended September 30, 2008, and period from July 13, 2005 (inception) to September 30, 2008, in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.    Nature of Operations and Summary of Significant Accounting Policies`

Introduction

We were a blank check company organized under the laws of Delaware, incorporated on July 13, 2005, in order to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination. We intended to focus our efforts on identifying within the information technology, information technology enabled service and information technology enabled products (IT/ITES/ITEP) industries, a prospective target business (or businesses), including those in the knowledge process outsourcing, or KPO, and business process outsourcing, or BPO, sectors operating in India.

On March 1, 2008, the board of directors changed the direction of the Company and the Company entered into a Share Subscription Agreement (the “Subscription Agreement”) and a Shareholders Agreement (the “Shareholder Agreement”) with Citius Power Limited, a limited liability company incorporated under the laws of the Republic of Mauritius (“Citius Mauritius” or “Target”) and all of the existing shareholders of Citius Mauritius. Under these agreements we were to subscribe for 4,500,000 (Four Million Five Hundred Thousand) convertible preference shares (the “Convertible Preference Shares”) of Citius Mauritius, representing 65% of the equity shares of Citius Mauritius on an as converted fully diluted basis. Citius Mauritius through its 99.99% subsidiary, Citius Power Limited (“Citius India”) will acquire, own and operate already installed or build to own wind energy assets in India. The Subscription Agreement and the Shareholder Agreement expired on May 15, 2008.

On March 26, 2008, the Company’s Board of Directors voted to liquidate the trust for the benefit of stockholders excluding management. The Company’s officers notified American Stock Transfer & Trust Company, the trustee to liquidate the trust assets. The liquidation date was set for April 20, 2008, and funds were remitted to the stockholders by the trustee on April 21, 2008. The actual per-share redemption price was equal to the amount in the trust account (exclusive of the proceeds of the private placement) net of taxes, divided by the number of shares sold in our public offering. After taking into account any interest earned on the trust account, the per-share redemption price was approximately $8.03.

On April 8, 2008, the Company held its special shareholders meeting. A majority of the stockholders of the Company approved the proposed amendment of the Certificate of Incorporation and removed Article SIXTH, and redesignated Articles SEVENTH, EIGHT, AND NINTH as Articles SIXTH, SEVENTH, and EIGHTH, respectively. As a result, the Company does not have to be liquidated and will continue its efforts to close the announced transaction with the Target by raising new capital through a private placement or pursue other transactions.

On April 21, 2008, the trustee distributed all of the monies held in the trust account to all unit holders and shareholders with redemption right. The net cash per share or unit that was distributed was $8.03.

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

The effective tax rate differs from the statutory rate of 35.5% primarily due to all interest income being generated from tax-exempt securities.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

We plan to raise additional capital with a view to making ourselves an attractive vehicle to acquire a business. We will then seek a suitable acquisition candidate. No such business has been identified and we are therefore subject to a number of risks, including: any acquisition consummated by us may turn out to be unsuccessful; investors in us will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether dilutive financing will be required therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders, and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded; and the public market may provide little or no liquidity for holders of our common stock.

4.    Income Taxes

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

Management has evaluated and concluded that there are no significant tax provisions requiring recognition in the Company’s financial statements as of January 1, 2008. The evaluation was performed for the tax years ended December 31, 2007 and 2006, which remain subject to examination for Federal and state purposes as of September 30, 2008.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

5.     Notes Payable, Stockholders

As of September 30, 2008, the Company issued unsecured promissory notes to management of the Company totaling $85,282. The Notes bear interest at the rate of 4% per annum.

6.     Related Party Transaction

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

8.    Per Share Information

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) are computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company’s Condensed Statements of Income. Common share equivalents totaling 860,074 were excluded from the computation with respect to the three months ended September 30, 2008 and for the period since inception on July 13, 2005 to September 30, 2008, as their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

PHOENIX INDIA ACQUISITION CORP.
(a corporation in the development stage)
EARNINGS PER SHARE
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period from April 13, 2005 to
	2008	2007	2008	2007	September 30, 2008

Numerator:
Net Income (loss)	$(19,350)	$405,335	$(336,152)	$801,041	$1,635,889

Denominator:
Weighted-average common shares outstanding	8,966,796	8,966,796	8,966,796	8,966,796	6,994,782
Dilutive effect of warrants	—	5,930,421	—	5,891,456	5,097,249
Weighted-average common shares outstanding, assuming dilution	8,966,796	14,897,217	8,966,796	14,858,252	12,092,031

Net Income Per Share:
Basic	$(0.00)	$0.05	$(0.04)	$0.09	$0.23
Diluted	(0.00)	$0.03	(0.04)	$0.05	$0.14

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

DESCRIPTION OF BUSINESS

We are inactive and are currently considered a “shell” company by the SEC, and we have no operations. We were organized as a blank check company to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business.

Company is a Blank Check Company

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a Business Combination. As a result, the Company is a “blank check” or “shell” company. Many states have inacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities or undertake any offering of the Company’s securities, either debt or equity, until such time as the Company has successfully implemented its business plan and closed on a suitable Business Combination.

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

Results of Operations for the Three and Six Months Ending September 30, 2008

For the three and nine months ending September 30, 2008, we had a net loss of $19,350 and $336,152, respectively primarily as a result of interest income received on funds held in trust offset in part by consulting and professional fees and other operating expenses.

For the three month period ending September 30, 2008, the trust account earned no interest.  For the nine month period ending September 30, 2008, the trust account earned $495,001 in interest.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we completed an evaluation under the supervision and with the participation of our President and Chief Strategy Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s President and Chief Strategy Officer, concluded that our disclosure controls and procedures as of September 30, 2008 had deficiencies that caused the Company’s controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. Management is presently evaluating its options with its auditor to address these deficiencies. During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since we have not closed on the selected target business to complete a business combination, investors are unable to currently ascertain the merits or risks of the target business’ operations.

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

Holders of our warrants issued in our initial public offering and private placement will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of its common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot assure that it will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of its warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. Since our obligations in this regard are subject to a “best efforts” standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrant holders due to the impossibility of registration, a court may impose monetary damages on us to compensate warrant holders due to the change in circumstances that led to us being unable to fulfill our obligations.

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

If we have insufficient funds to complete any transaction through our private placement efforts, we will be required to seek additional financing. We cannot assure our stockholders that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate the proposed transaction, we would be compelled to restructure the transaction or abandon it altogether and seek an alternative target business candidate. In addition, we may not have a sufficient amount of working capital available to finding an alternate suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination. In addition, if we consummate an alternate business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could limit the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

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

PHOENIX INDIA ACQUISITION CORP.

Date: November 19, 2008	By:	/s/ Ramesh Akella
Ramesh Akella
President, Chief Strategy Officer and Director (Principal Executive Officer and Principal Financial Officer)