Form 10-K/A
period 2007-12-31
Phoenix India Acquisition Corp.
filed 2008-12-03
CIK 1336775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

Registrant's telephone number, including area code: (516) 428-3319

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares of the registrants’ common stock outstanding as of November 24, 2008 was 8,966,276.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

This amendment and restatement on Form 10K/A to the Annual Report of Phoenix India Acquisition Corp. (the "Company") for the fiscal year ending December 31, 2007 amends the Form 10-K of the Company for the fiscal year ending December 31, 2007 originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2008 and the related Amendment No. 1 on Form 10-K/A Amendment No. 1 filed with the Securities and Exchange Commission of April 21, 2008, which are being amended solely to amend the following Item:

Item 9A          Controls and Procedures

The purpose of this amendment is to amend the information contained in Item 9A of the Company's initial Form 10-K filed with the SEC on April 15, 2008 and Amendment No. 1 filed on April 21, 2008.  Additionally, the certifications of the Chief Executive Officer and Chief Financial Officer are being filed with this amendment pursuant to Rule 12b-15 under the Securities Exchange Act.  Except as otherwise expressly stated, the information in this Amendment No. 2 is as of April 15, 2008, the date on which the original Form 10-K was filed.  This Amendment No. 2 does not purport to provide an update or discussion of any developments subsequent to the original filing.

Item 9A. Controls and Procedures

Management's report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting

           Our management, in connection with its evaluation of internal controls (with the participation of our principal executive officer and principal financial officer), did not identify any change in internal control over the financial reporting process that occurred during our fourth fiscal quarter of 2007 that would have materially affected, or would have been reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX INDIA ACQUISITION CORP.

December 3, 2008	By:	/s/ Ramesh Akella
Ramesh Akella, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raju Panjwani	Chairman of the Board of Directors	December 3, 2008
Raju Panjwani

/s/ Ramesh Akella	Chief Financial Officer and Director	December 3, 2008
Ramesh Akella	(principal executive officer and principal financial and accounting officer)

/s/ Shekhar Wadekar	Executive Vice President, Secretary, Treasurer and Director	December 3, 2008
Shekhar Wadekar

/s/ Rohit Phansalkar	Executive Vice President and Director	December 3, 2008
Rohit Phansalkar

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the President (Principal Executive and Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the President (Principal Executive and Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002